Form 10QSB
period 2006-06-30
MAJESTIC OIL & GAS
filed 2006-08-16
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2006

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                             MAJESTIC OIL & GAS INC.
                 (Name of small business issuer in its charter)

                                   20-3955577
                     (I.R.S. employer identification number)

    P.O Box 488 Cut Bank, Montana                                       59427
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number: 406-873-5580

                      SEC File Number: File No. 333-127813

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,240,000 shares of common stock outstanding as of August 8, 2006.

     Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                TABLE OF CONTENTS

PART I - Financial Information..............................................   3

Item 1. Financial Statements................................................   3

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................   9

Item 3. Controls and Procedures.............................................  14

PART II - OTHER INFORMATION.................................................  14

Item 1. Legal Proceedings...................................................  14

Item 2. Changes in Securities...............................................  14

Item 3. Defaults upon Senior Securities.....................................  14

Item 4. Submission of Matters to a Vote of Security Holders.................  14

Item 5. Other Information...................................................  14

Item 6. Exhibits............................................................  15

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Majestic Oil & Gas's latest registration statement filed with the Commission on Form SB-2/A.

Majestic Oil & Gas, Inc (A Development Stage Company)
Condensed Consolidated Balance Sheets

                                                                               June 30
                                                                                 2006            December 31
                                                                               UNAUDITED            2005
                                                                               ---------         -----------
ASSETS
   Cash and cash equivalents                                                   $ 188,521          $ 162,732
   Trade receivables                                                               4,818             32,709
                                                                               ---------          ---------

                    Total Current Assets                                         193,339            195,441
                                                                               ---------          ---------



PROPERTY AND EQUIPMENT Oil and gas properties, using the full cost method of accounting:
                Properties being amortized                                       192,187            192,187
   Less accumulated depletion, amortization and impairment                       (44,000)           (34,000)
                                                                               ---------          ---------

                Net Property and Equipment                                       148,187            158,187
                                                                               ---------          ---------

                Total Assets                                                   $ 341,526          $ 353,628
                                                                               =========          =========



LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable                                                          $   7,159          $   9,669


    Common stock, no par value-
        Authorized Shares - 100,000,000
         Issued & Outstanding:  6,240,000 shares                               $ 624,000          $ 624,000
    (Deficit) accumulated during the development stage                          (289,633)          (280,041)
                                                                               ---------          ---------

                                                                               $ 341,526          $ 353,628
                                                                               =========          =========

Majestic Oil & Gas, Inc (A Development Stage Company)
Condensed Consolidated Statements of Operations

                                        Three Months      Three Months    Six Months        Six Months       Inception
                                            Ended            Ended           Ended            Ended       (April 16, 2002)
                                        June 30, 2006    June 30, 2005   June 30, 2006    June 30, 2005   To June 30, 2006
                                          UNAUDITED        UNAUDITED       UNAUDITED        UNAUDITED        UNAUDITED
                                         -----------      -----------     -----------      -----------      -----------
REVENUE                                  $     9,686      $    28,145     $    27,532      $    58,215      $   234,212
                                         -----------      -----------     -----------      -----------      -----------


EXPENSES
   Administrative staff                        1,719            1,714           3,334            3,329           11,753
   Organization expenses                          --               --              --               --          301,115
   Taxes & royalties                           2,435            7,075           3,293           14,634           61,563
   Well operating fees                           250            1,308             500            1,710            5,544
   Legal, accounting and filing fees           4,742               75          17,572              500           57,012
   Consulting                                     --               --              --               --           28,000
   Engineering                                    --               --              --               --            1,500
   Travel                                         --               --              --               --            2,699
   Depletion and amortization                  5,000            5,000          10,000           10,000           44,000
   Transfer Agent Fees                           450              450             900              600            6,283
   Bank Charges                                   --               --              --               --              358
   Field expenses                                611               --             829               --            1,490
   Office Expenses                                --              127             275              367              907
   Phone and utilities                           203              178             421              364            1,707
   Currency exchange (gain) loss                  --               --              --               --              (86)
                                         -----------      -----------     -----------      -----------      -----------
                                              15,409           15,926          37,124           31,503          523,845
                                         -----------      -----------     -----------      -----------      -----------

NET INCOME (LOSS)                        $    (5,723)          12,219     $    (9,592)          26,712      $  (289,633)
                                         ===========      ===========     ===========      ===========      ===========


EARNINGS PER SHARE

   Net Income, basic and diluted         $     (0.00)     $      0.00     $     (0.00)     $     0.00
                                         ===========      ===========     ===========      ==========

   Weighted average number of shares
       outstanding                         6,240,000        6,240,000       6,240,000       6,240,000
   Diluted potential shares -
       stock warrants                             --               --              --              --
                                         -----------      -----------     -----------      ----------

   Adjusted weighted average shares        6,240,000        6,240,000       6,240,000       6,240,000
                                         ===========      ===========     ===========      ==========

Majestic Oil & Gas, Inc ( A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity


                                                                                                       (Deficit)
                                                                                                      Accumulated
                                                                          Common Stock                   During
                                                                   --------------------------         Development
                                                                     Shares            Amount            Stage              Total
                                                                   ---------         ---------         ---------          ---------
BEGINNING BALANCE, INCEPTION
    (APRIL 16, 2002) TO
    DECEMBER 31, 2003                                                     --         $      --         $      --          $      --
         Common stock issued                                       4,205,000           420,500                --            420,500
         Net loss                                                         --                --          (360,144)          (360,144)

BALANCE, DECEMBER 31, 2003                                         4,205,000           420,500          (360,144)            60,356
         Common stock issued                                       2,035,000           203,500                --            203,500
         Net income                                                       --                --            13,722             13,722
                                                                   ---------         ---------         ---------          ---------

BALANCE, DECEMBER 31, 2004                                         6,240,000           624,000          (346,422)           277,578
         Common stock issued                                              --                --                --                 --
         Net income                                                       --                --            66,381             66,381
                                                                   ---------         ---------         ---------          ---------

BALANCE, DECEMBER 31, 2005                                         6,240,000           624,000          (280,041)           343,959

         Common stock issued                                              --                --                --                 --
         Net loss for the six months
           ended June 30, 2006 (UNAUDITED)                                --                --            (9,592)            (9,592)
                                                                   ---------         ---------         ---------          ---------

BALANCE, JUNE 30, 2006                                             6,240,000         $ 624,000         $(289,633)         $ 334,367
                                                                   =========         =========         =========          =========

Majestic Oil & Gas, Inc (A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

                                                                                                   INCEPTION
                                                            SIX MONTHS          SIX MONTHS      (APRIL 16, 2002)
                                                               ENDED               ENDED            THROUGH
                                                           JUNE 30, 2006       JUNE 30, 2005    TO JUNE 30, 2006
                                                             UNAUDITED           UNAUDITED          UNAUDITED
                                                         ----------------    ----------------   ----------------

OPERATING ACTIVITIES
  Net income (loss)                                      $         (9,592)   $         26,712   $       (289,633)
  Changes and credits to net income (loss)
    not affecting cash
      Depletion and amortization                                   10,000              10,000             44,000
      Organizational expenses paid with
        stock                                                          --                  --            300,000
      Legal fees paid with stock                                       --                  --             25,000
      Changes in assets and liabilities
        Trade receivables                                          27,891              27,275             (4,818)
        Production taxes and royalties payable (2,510)              9,048               7,159
        Other                                                          --                  --                 --
                                                         ----------------    ----------------   ----------------

NET CASH FROM (USED FOR)
  OPERATING ACTIVITIES                                             25,789              73,035             81,708
                                                         ----------------    ----------------   ----------------

INVESTING ACTIVITIES
  Additions to property and equipment                                  --                  --            (32,187)
                                                         ----------------    ----------------   ----------------

NET CASH USED FOR INVESTING
  ACTIVITIES                                                           --                  --            (32,187)
                                                         ----------------    ----------------   ----------------

FINANCING ACTIVITIES
  Proceeds from issuance of stock                                      --                  --            139,000
                                                         ----------------    ----------------   ----------------

NET CASH USED FROM FINANCING
  ACTIVITIES                                                           --                  --            139,000
                                                         ----------------    ----------------   ----------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                      25,789              73,035            188,521

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                             162,732              53,663                 --
                                                         ----------------    ----------------   ----------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $        188,521    $        126,698   $        188,521
                                                         ================    ================   ================

Notes to Unaudited June 30, 2006 Financial Statements:

Note 1 - Business Activity and Significant Accounting Policies

Principle Business Activity
Majestic Oil & Gas, Inc. (Company) is a development stage enterprise and its operations consist of oil and natural gas development and production in the Rocky Mountain region. The financial statements and notes to the financial statements are the representation of the Company's management, who is responsible for their integrity and objectivity. The accounting polices of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage enterprises. These interim financial statements include all necessary adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Going Concern
The Company is in the development stage and has incurred losses since its inception that have resulted in an accumulated deficit. Also, management of the Company believes it will require additional financing that it has not yet secured in order to emerge from the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to vigorously pursue financing either from creditors or from a future stock offering. However, such financing may not occur, or if it does occur, may not raise sufficient funds to emerge from the development stage.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Trade Receivables
The Company is subject to credit risk associated with the purchases of its produced natural gas. Exposure to this risk is controlled through credit approvals and monitoring procedures. Collateral is not required. The Company believes all trade receivables currently outstanding are collectible, accordingly, no allowance for doubtful accounts has been established.

Oil & Gas Properties
The Company utilizes the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves (including costs of abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs, certain internal costs associated directly with acquisition, drilling and well equipment inventory, exploration and development activities, estimated dismantlement and abandonment costs, site restoration and environmental exit costs, etc.) are capitalized.

All capitalized costs of oil and gas properties, net of estimated salvage values, plus the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, except in extraordinary transactions.

Revenue Recognition
Revenue from the sale of oil and gas production is recognized when deliveries occur.

Note 2 - Organization and Development of the Company

The Company was formed on April 16, 2002 as a corporation. The Company is a development stage enterprise and it is management's intention that operations will ultimately consist of oil and natural gas development and production in the Rocky Mountain region. The accompanying financial statements reflect organizational activities and limited oil and gas development and production activities and they are not necessarily indicative of what the financial statements will reflect once the intended operations of the Company are fully underway.

The Company has registered with the Securities and Exchange Commission and intends to trade its outstanding shares of stock on the OTC Bulletin Board. Approval of the Company's registration statement has occurred, but trading of its outstanding shares of stock on the OTC Bulletin Board has not yet occurred and there is no guarantee that the shares will be quoted and traded on the OTC Bulletin Board or any other public exchange.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to the Condensed Consolidated Financial Statements appearing elsewhere in this report.

Business Development

We were incorporated in Nevada on April 16, 2002 as M2 Group Energy Corporation and on June 21, 2004, we changed our name to Majestic Oil & Gas, Inc. We are authorized to issue 100,000,000 shares of common stock of which 6,240,000 shares are outstanding.

We, through our wholly-owned subsidiary, Grizzly Energy, Inc., own a 25% working interest in a producing gas well on a state of Montana lease located in Section 36-T29N-R5W, Pondera County, Montana (Ludwig/State #36-1). It currently has gas reserves of 95.04 million cubic feet of Proved Net Producing Reserves, which are reserves established based upon actual production. Net Reserves are gross reserves less taxes, royalties and all expenses.

Majestic Oil & Gas, Inc participated in the drilling of the Boucher 27-1 with Altamont and our 33% of the proportionate share of the drilling and completion costs were $32,186.67. For this expenditure, we earned a 25% working interest. The Boucher 27-1 well is located in Section 27-T29N-5W, Pondera County, Montana. This well currently has gas reserves of 96.40 million cubic feet of Proved Net Producing Reserves.

Grizzly Energy acquired the 25% working interest from Altamont Oil and Gas, Inc., a Montana corporation and an affiliate of our President, Mr. Patrick Montalban, in July 2004 for 16,000 shares of Grizzly Energy common stock. Mr. Patrick Montalban owns and manages Altamont Oil and Gas, Inc. Mr. Patrick Montalban owns and manages Grizzly Energy, Inc. Thereafter in July 2004, Majestic Oil & Gas, Inc. acquired all 16,000 issued and outstanding shares of Grizzly Energy, Inc. common stock for the issuance of 1,600,000 shares of our common stock. Prior to the sale to Majestic Oil & Gas, Inc, Altamont Oil & Gas, Inc incurred an expense of $120,000 in the acquisition of a 50% Working Interest in this well. Altamont retained the remaining 25% interest in this well.

We believe that all the terms of the transactions and agreements with related parties in connection with our business development as described above were comparable to terms we could have obtained from unaffiliated parties.

Majestic Oil & Gas, Inc is engaged in the exploration, development, acquisition and operation of gas properties. Because gas exploration and development and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or gas exploration and development and production projects.

Majestic Oil & Gas, Inc. is a development stage company, and as such it is difficult for us to forecast our revenues or earnings accurately. We believe that future period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance as we have and will have no backlog of orders. Our operating results in one or more future quarters may fall below investor expectations which, assuming our common stock trades on a recognized market, would almost certainly cause the future trading price of our common stock to decline. You should read the following discussion together with the condensed consolidated financial statements and their accompanying notes, included elsewhere in the report.

Based upon our Management's experience in the industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to continue to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 vs. Three months ended June 30, 2005

                    Three months ended   Three months ended
                       June 30, 2006        June 30, 2005
                    ------------------   ------------------
Revenue                  $  9,686               $28,145
Expenses                 $ 15,409               $15,926
Net Income (Loss)         ($5,723)              $12,219

Gross Revenues for 2nd Quarter 2006 of $9,686 decreased by $18,459 from the $28,145 in Gross Revenues reported for the 2nd Quarter 2005. The change in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a significant decrease in production volumes. This production decrease is due to the gathering system in the Lake Frances Field reaching its maximum capacity. The Operator of the Lake Frances Gathering System is currently applying for a new air quality permit for a new compressor, which will be installed in the Lake Frances Field in the Fourth Quarter of 2006. This will increase the capacity of the gathering system and should result in an increase in production from the wells in which Majestic Oil & Gas, Inc., holds an interest. Majestic Oil & Gas Operations, Inc's Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for 2nd Quarter 2006 were 2,199 MCF compared to 5,029 MCF for 2nd Quarter 2005. The average price received per thousand cubic feet of natural gas during the 2nd Quarter 2006 was $3.63 compared to the average price of $4.58 per million cubic feet received during the 2nd Quarter 2005.

Our expenses decreased slightly for the three months ended June 30, 2006 vs. the three months ended June 30, 2005 with a significant decrease in the expense for taxes and royalties, offset by a significant increase in legal and accounting expenses. The majority of the legal and accounting fees are a result of fees paid to EideBailly, LLP, for the auditing of our financial statements for the period ending December 31, 2005.

The Company showed a Net Loss of $5,723 for the 2nd Quarter 2006 compared to the Net Income of $12,219 realized during 2nd Quarter 2005. This variance is directly related to the decrease in revenues for the quarter.

Six months ended June 20, 2006 vs. Six months ended June 30, 2005

                    Six months ended     Six months ended
                      June 30, 2006        June 30, 2005
                    ------------------   ------------------
Revenue                   $ 27,532            $58,215
Expenses                  $ 37,124            $31,503
Net Income (Loss)          ($9,592)           $26,712

Gross Revenues for the Six Months Ended June 30, 2006 of $27,532 decreased by $30,683 from the $58,215 in Gross Revenues reported for the Six Months Ended June 30, 2005. The change in the revenues between these two periods is a direct result of the fluctuation in the price received for our natural gas production along with a significant decrease in production volumes. This production decrease is due to the gathering system in the Lake Frances Field reaching its maximum capacity. Majestic Oil & Gas Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the Six Months ended June 30, 2006 were 4,881 MCF compared to 10,804 MCF for the Six Months ended June 30, 2005.

Our expenses increased slightly for the Six Months ended June 30, 2006 vs. the Six Months ended June 30, 2005 with a significant decrease in the expense for taxes and royalties, offset by a significant increase in legal and accounting expenses. The majority of the legal and accounting fees are a result of fees paid to EideBailly, LLP, for the auditing of our financial statements for the period ending December 31, 2005.

The Company showed a Net Loss of $9,592 for the Six Months ended June 30, 2006 compared to the Net Income of $26,712 realized during Six Months ended June 30, 2005. This variance is directly related to the decrease in revenues for the Six month period.

LIQUIDITY AND RESOURCE CAPITAL

We are a development stage company. From our inception to June 30, 2006, we incurred an accumulated deficit of $289,633. This deficit is primarily the result of $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002. In addition, as of June 30, 2006, we had $188,521 of current cash available. Our cash resources of $188,521 are sufficient to satisfy our cash requirements over the next 12 months.

We need an additional minimum of $1,000,000 to finance our planned expansion in the next 12 months, which funds will be used for drilling of development gas wells in the Lake Frances and Williams Fields. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into an operating agreement with Altamont Oil & Gas, Inc., through which Altamont Oil & Gas, Inc. will operate the wells in which we have acquired a working interest. Our share of monthly operating costs will be deducted from our monthly share of production revenue.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number,  Name and/or Identification of Exhibit

1  31   Certification of the Chief Executive Officer and Chief
        Financial Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002                               Attached

2  32   Certification of the Chief Executive Officer and
        Chief Executive Officer and Chief
        Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Majestic Oil & Gas, Inc.

                                               Date: August 14, 2006


                                               /s/ Patrick Montalban
                                               ---------------------------------
                                               Patrick Montalban
                                               Chief Executive Officer and Chief
                                               Financial Officer