Form 10QSB
period 2006-09-30
MAJESTIC OIL & GAS
filed 2006-11-20
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

                                       OR

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to


                             MAJESTIC OIL & GAS INC.
            ---------------------------------------------------------
                 (Name of small business issuer in its charter)

                                   20-3955577
                                -----------------
                     (I.R.S. employer identification number)



P.O Box 488 Cut Bank, Montana                              59427
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,240,000 shares of common stock outstanding as of November 17, 2006.


   Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS
                                -----------------

PART I - Financial Information.................................................4
Item 1. Financial Statements...................................................4
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations..................................4
Item 3. Controls and Procedures................................................9
PART II - OTHER INFORMATION...................................................10
Item 1.  Legal Proceedings....................................................10
Item 2. Changes in Securities.................................................10
Item 3. Defaults upon Senior Securities.......................................10
Item 4. Submission of Matters to a Vote of Security Holders...................10
Item 5. Other Information.....................................................10
Item 6. Exhibits..............................................................10

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


             MAJESTIC OIL & GAS, INC. (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      September 30
                                                          2006       December 31
                                                        UNAUDITED       2005
                                                        ---------     ---------

ASSETS
   Cash and cash equivalents                            $ 186,231     $ 162,732
   Trade receivables                                        6,711        32,709
                                                        ---------     ---------

            Total Current Assets                          192,942       195,441
                                                        ---------     ---------



PROPERTY AND EQUIPMENT
   Oil and gas properties, using the full
   cost method of accounting:
          Properties being amortized                      192,187       192,187
   Less accumulated depletion,
   amortization and impairment                            (49,000)      (34,000)
                                                        ---------     ---------

          Net Property and Equipment                      143,187       158,187
                                                        ---------     ---------

          Total Assets                                  $ 336,129     $ 353,628
                                                        =========     =========



LIABILITIES AND STOCKHOLDERS' EQUITY

     Accounts payable                                   $  13,378     $   9,669


    Common stock, no par value-
        Authorized Shares - 100,000,000
         Issued & Outstanding:  6,240,000 shares        $ 624,000     $ 624,000
    (Deficit) accumulated during
       the development stage                             (301,249)     (280,041)
                                                        ---------     ---------

                                                        $ 336,129     $ 353,628
                                                        =========     =========

             MAJESTIC OIL & GAS, INC. (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                         Three Months       Three Months      Nine Months      Nine Months       Inception
                                            Ended              Ended            Ended            Ended       (April 16, 2002)
                                        September 30,       September 30,    September 30,    September 30,   To September 30,
                                            2006                2005            2006              2005             2006
                                          UNAUDITED          UNAUDITED        UNAUDITED         UNAUDITED        UNAUDITED
                                          -----------       -----------      -----------       -----------      -----------

REVENUE                                   $    12,751       $    31,337      $    40,283       $    99,316      $   246,963
                                          -----------       -----------      -----------       -----------      -----------
EXPENSES
   Administrative staff                         1,653             1,565            4,987             4,894           13,406
   Organization expenses                           --                --               --                --          301,115
   Taxes & royalties                            6,125            10,127            9,418            27,401           67,688
   Well operating fees                          3,264               855            3,764             2,565            8,808
   Legal, accounting and filing fees            5,721             1,628           23,293             2,128           62,733
   Consulting                                      --                --               --                --           28,000
   Engineering                                     --                --               --                --            1,500
   Travel                                          --               844               --               844            3,543
   Depletion and amortization                   5,000             5,000           15,000            15,000           49,000
   Transfer Agent Fees                            450               600            1,350             1,200            6,733
   Bank Charges                                    --                --               --                --              358
   Field expenses                               1,858               200            2,687               200            3,348
   Office Expenses                                 98                45              373               412            1,005
   Phone and utilities                            198               348              619               712            1,905
   Currency exchange (gain) loss                   --                --               --                --              (86)
                                          -----------       -----------      -----------       -----------      -----------
                                               24,367            21,211           61,491            55,355          549,056
                                          -----------       -----------      -----------       -----------      -----------
NET INCOME (LOSS)                         $   (11,616)           10,126      $   (21,208)           43,961      $  (302,093)
                                          ===========       ===========      ===========       ===========      ===========


EARNINGS PER SHARE

   Net Income, basic and diluted          $     (0.00)      $      0.00      $     (0.00)      $      0.01
                                          ===========       ===========      ===========       ===========
   Weighted average number of shares
       outstanding                          6,240,000         6,240,000        6,240,000         6,240,000
   Diluted potential shares -
       stock warrants                              --                --               --                --
                                          -----------       -----------      -----------       -----------
   Adjusted weighted average shares         6,240,000         6,240,000        6,240,000         6,240,000
                                          ===========       ===========      ===========       ===========

             MAJESTIC OIL & GAS, INC. (A Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                              (Deficit)
                                                                             Accumulated
                                                      Common Stock             During
                                                ------------------------     Development
                                                 Shares         Amount          Stage           Total
                                                ---------      ---------      ---------       ---------
BEGINNING BALANCE, INCEPTION
    (APRIL 16, 2002) TO
    DECEMBER 31, 2003                                  --      $      --      $      --       $      --
         Common stock issued                    4,205,000        420,500             --         420,500
         Net loss                                      --             --       (360,144)       (360,144)
                                                ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 2003                      4,205,000        420,500       (360,144)         60,356
         Common stock issued                    2,035,000        203,500             --         203,500
         Net income                                    --             --         13,722          13,722
                                                ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 2004                      6,240,000        624,000       (346,422)        277,578
         Common stock issued                           --             --             --              --
         Net income                                    --             --         66,381          66,381
                                                ---------      ---------      ---------       ---------

BALANCE, DECEMBER 31, 2005                      6,240,000        624,000       (280,041)        343,959

         Common stock issued                           --             --             --              --
         Net loss for the six months
           ended June 30, 2006 (UNAUDITED)             --             --        (21,208)        (21,208)
                                                ---------      ---------      ---------       ---------

BALANCE, SEPTEMBER 30, 2006                     6,240,000      $ 624,000      $(301,249)      $ 322,751
                                                =========      =========      =========       =========

             MAJESTIC OIL & GAS, INC. (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Inception
                                                      Nine Months     Nine Months  (April 16, 2002)
                                                        Ended           Ended          Through
                                                     September 30,   September 30, To September 30,
                                                         2006            2005           2006
                                                       UNAUDITED       UNAUDITED      UNAUDITED
                                                      -----------     -----------    -----------
OPERATING ACTIVITIES
   Net income (loss)                                  $   (21,208)    $    43,961    $  (301,249)
   Changes and credits to net income (loss)
      not affecting cash
         Depletion and amortization                        15,000          15,000         49,000
         Organizational expenses paid with
            stock                                              --              --        300,000
         Legal fees paid with stock                            --              --         25,000
         Changes in assets and liabilities
            Trade receivables                              25,998          11,440         (6,711)
            Production taxes and royalties payable          3,709          19,365         13,378
            Other                                              --              --             --
                                                      -----------     -----------    -----------

NET CASH FROM (USED FOR)
   OPERATING ACTIVITIES                                    23,499          89,766         79,418
                                                      -----------     -----------    -----------

INVESTING ACTIVITIES
   Additions to property and equipment                         --              --        (32,187)
                                                      -----------     -----------    -----------

NET CASH USED FOR INVESTING
   ACTIVITIES                                                  --              --        (32,187)
                                                      -----------     -----------    -----------

FINANCING ACTIVITIES
   Proceeds from issuance of stock                             --              --        139,000
                                                      -----------     -----------    -----------

NET CASH USED FROM FINANCING
   ACTIVITIES                                                  --              --        139,000
                                                      -----------     -----------    -----------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                             23,499          89,766        186,231

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    162,732          53,663             --
                                                      -----------     -----------    -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $   186,231     $   143,429    $   186,231
                                                      ===========     ===========    ===========

             MAJESTIC OIL & GAS, INC. (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Notes to Unaudited September 30, 2006 Financial Statements:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

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

OVERVIEW

Majestic Oil & Gas, Inc is engaged in the exploration, development, acquisition and operation of gas properties. Because gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or gas exploration and development and production projects.

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

RESULTS OF OPERATIONS


Three months ended September 30, 2006 vs. Three months ended September 30, 2005

---------------------- --------------------------  --------------------------
                          Three months ended         Three months ended
                          September 30, 2006         September 30, 2005
---------------------- --------------------------  --------------------------
Revenue                          $12,851                  $31,337
- -------------------- --------------------------  --------------------------
Expenses                         $24,367                  $21,211
- -------------------- --------------------------  --------------------------
Net Income (Loss)               ($11,617)                 $10,216
- -------------------- --------------------------  --------------------------

Gross Revenues for Third Quarter 2006 of $12,851 decreased by $18,486 from the $31,337 in Gross Revenues reported for the Third Quarter 2005. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a significant decrease in production volumes, as shown in the chart below. (MCF = a thousand cubic feet of natural gas)

------------------- ----------------- ------------ ---------------- ------------
                        Share of       Price Per      Share of       Price Per
                       Production         MCF        Production         MCF
Ludwig State 36-1       Volumes                        Volumes
------------------- ----------------- ------------ ---------------- ------------
                                2006                           2005
------------------- ------------------------------ -----------------------------
July 2006                399.30          3.20          774.68          4.65
------------------- ----------------- ------------ ---------------- ------------
August 2006              402.60          3.33          722.91          4.85
------------------- ----------------- ------------ ---------------- ------------
September 2006           380.33          3.35          630.51          6.60
------------------- ----------------- ------------ ---------------- ------------

------------------- ----------------- ------------ ---------------- ------------
                        Share of       Price Per      Share of       Price Per
                       Production         MCF        Production         MCF
Boucher 27-1            Volumes                        Volumes
------------------- ----------------- ------------ ---------------- ------------
                                2006                           2005
------------------- ------------------------------ -----------------------------
July 2006                370.84          3.20          790.35          4.65
------------------- ----------------- ------------ ---------------- ------------
August 2006              352.48          3.33          778.80          4.85
------------------- ----------------- ------------ ---------------- ------------
September 2006           341.14          3.35          704.96          6.60
------------------- ----------------- ------------ ---------------- ------------

Majestic Oil & Gas Operations, Inc's Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for 3rd Quarter 2006 were 2,247 MCF compared to 4,402 MCF for 3rd Quarter 2005.

This production decrease is due to the gathering system in the Lake Frances Field reaching its maximum capacity. The Operator of the Lake Frances Gathering System has applied and received a new air quality permit for a new compressor, which will be installed in the Lake Frances Field the week of November 21, 2006. This will increase the capacity of the gathering system and should result in an increase in production from the wells in which Majestic Oil & Gas, Inc holds an interest.

Our expenses increased slightly by $3,156 from the $21,211 reported for Third Quarter 2005 compared to the $24,367 reported for the Third Quarter 2006. There was a decrease in the expense for taxes and royalties of $4,002 from the $10,127 reported for the Third Quarter 2005 compared to the $6,125 reported for the Third Quarter 2006 due to decreased production. This is offset by an increase in legal and accounting expenses of $4,093 from the $1,628 reported for the Third Quarter 2005 compared to the $5,721 reported for the Third Quarter 2006 due to expenses associated with our becoming a public company.

The Company showed a Net Loss of $11,616 for the Third Quarter and a Net Loss of $21,208 for the nine months ended September 30, 2006. This compares to the Net Income of $10,126 realized for the Third Quarter 2005 and Net Income of $43,961 for the nine months ended September 30, 2005. The variance between these periods is directly related to the decrease in revenues and volumes during 2006.

Nine months ended September 30, 2006 vs. Nine months ended September 30, 2005

---------------------- -------------------------- --------------------------
                          Nine months ended           Nine months ended
                          September 30, 2006          September 30, 2005
---------------------- -------------------------- --------------------------
Revenue                        $40,283                     $99,316
- -------------------- -------------------------- --------------------------
Expenses                       $61,491                     $55,355
- -------------------- -------------------------- --------------------------
Net Income (Loss)             ($21,208)                    $43,961
- -------------------- -------------------------- --------------------------

Revenues for the nine months ended September 30, 2006 were $40,823 compared to $99,316 for the nine months ended September 30, 2005. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a significant decrease in production volumes, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

------------------------- ---------------- --------- ----------------- ---------
                             Share of      Price         Share of      Price
                            Production     Per MCF      Production     Per MCF
Ludwig State 36-1             Volumes                    Volumes
------------------------- ---------------- --------- ----------------- ---------
                                    2006                        2005
------------------------- -------------------------- ---------------------------
January                       446.33         9.00        1328.80         4.75
------------------------- ---------------- --------- ----------------- ---------
February                      380.33         5.80        1233.10         4.00
------------------------- ---------------- --------- ----------------- ---------
March                         434.36         4.60        1307.08         4.10
------------------------- ---------------- --------- ----------------- ---------
April                         363.00         3.75        1246.30         4.75
------------------------- ---------------- --------- ----------------- ---------
May                           389.81         4.00         903.99         4.85
------------------------- ---------------- --------- ----------------- ---------
June                          374.55         3.15         733.63         4.15
------------------------- ---------------- --------- ----------------- ---------
July                          399.30         3.20         774.68         4.65
------------------------- ---------------- --------- ----------------- ---------
August                        402.60         3.33         722.91         4.85
------------------------- ---------------- --------- ----------------- ---------
September                     380.33         3.35         630.51         6.60
------------------------- ---------------- --------- ----------------- ---------

------------------------- ---------------- --------- ----------------- ---------
                             Share of      Price         Share of      Price
                            Production     Per MCF      Production     Per MCF
Boucher 27-1                  Volumes                    Volumes
------------------------- ---------------- --------- ----------------- ---------
                                    2006                        2005
------------------------- -------------------------- ---------------------------
January                       590.70         9.00        1022.79         4.75
------------------------- ---------------- --------- ----------------- ---------
February                      408.17         5.80         889.14         4.00
------------------------- ---------------- --------- ----------------- ---------
March                         422.19         4.60         961.13         4.10
------------------------- ---------------- --------- ----------------- ---------
April                         327.53         3.75         893.27         4.75
------------------------- ---------------- --------- ----------------- ---------
May                           373.73         4.00         885.23         4.85
------------------------- ---------------- --------- ----------------- ---------
June                          370.63         3.15         678.15         4.15
------------------------- ---------------- --------- ----------------- ---------
July                          370.84         3.20         790.35         4.65
------------------------- ---------------- --------- ----------------- ---------
August                        352.48         3.33         778.80         4.85
------------------------- ---------------- --------- ----------------- ---------
September                     341.14         3.35         704.96         6.60
------------------------- ---------------- --------- ----------------- ---------

Majestic Oil & Gas Operations, Inc's Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for nine months ended September 30, 2006 were 7,128 MCF compared to 16,484.82 MCF for nine months ended September 30, 2005.

Our expenses increased slightly by $6,136 from the $55,355 reported for the nine months ended September 30, 2005 compared to the $61,491 reported for the nine months ended September 30, 2006. There was a decrease in the expense for taxes and royalties of $17,983 from the $27,401 reported for the nine months ended September 30, 2005 compared to the $9,418 reported for the nine months ended September 30, 2006 due to decreased production. This is offset by an increase in legal and accounting expenses of $19,125 from the $2,128 reported for the nine months ended September 30, 2005 compared to the $23,293 reported for the nine months ended September 30, 2006. The majority of the legal and accounting fees are a result of fees paid to EideBailly, LLP, for the auditing of our financial statements for the period ending December 31, 2005.

The Company showed a Net Loss of $11,616 for the three months ended September 30, 2006 and a Net Loss of $21,208 for the nine months ended September 30, 2006. This compares to the Net Income of $10,126 realized for the three months ended September 30, 2005 and Net Income of $43,961 for the nine months ended September 30, 2005. The variance between these periods is directly related to the decrease in revenues and volumes during 2006.

LIQUIDITY AND RESOURCE CAPITAL

We are a development stage company. From our inception to September 30, 2006, we incurred an accumulated deficit of $301,249. This deficit is primarily the result of $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002. In addition, as of September 30, 2006, we had $186,231 of current cash available. Our cash resources of $186,231 are not sufficient to satisfy our cash requirements over the next 12 months.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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


                                           Majestic Oil & Gas, Inc.



                                           Date: November 20, 2006

                                           /s/ Patrick Montalban
                                           ----------------------------------
                                           Patrick Montalban
                                           Chief Executive Officer and Chief
                                           Financial Officer