Form 10KSB
period 2006-12-31
MAJESTIC OIL & GAS
filed 2007-04-05
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For Fiscal Year Ended: December 31, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                               File No. 333-127813

                            Majestic Oil & Gas, Inc.
                 (Name of small business issuer in our charter)

            Nevada                       4600                   20-1673271
 (State or other jurisdiction      (Primary Standard         (I.R.S. Employer
      of incorporation or      Industrial Classification  Identification Number)
         organization)                Code Number)

                  P.O Box 488 Cut Bank, Montana           59427
            (Address of principal executive offices)   (Zip Code)

Registrant's telephone 406-873-5580

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,240,000 shares of common stock outstanding as of April 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: Common Stock, no par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year: $48,727

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $526,350 based upon, as of March 21, 2007: Average Bid: $0.30 Average Ask: $0.36.

      Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_| Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,240,000 as of April 1, 2007

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

      No documents are incorporated by reference into this Annual Report on Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

Part I ....................................................................    5

Item 1. Description of Business ...........................................    5

Item 2. Description of Property ...........................................   10

Item 3. Legal Proceedings .................................................   10

Item 4. Submission of Matters to a Vote of Security Holders ...............   10

PART II ...................................................................   10

Item 5. Market for Common Equity and Related Stockholder Matters ..........   10

Item 6. Management's Discussion and Analysis or Plan of Operation .........   12

Item 7. Financial Statements ..............................................   16

Item 8. Changes In and Disagreements With Accountants on Accounting
  and Financial Disclosure ................................................   18

ITEM 8A.  Controls And Procedures .........................................   18

PART III ..................................................................   18

Item 9. Directors, Executive Officers, Promoters and Control Persons;
  Compliance With Section 16(a) of the Exchange Act........................   18

Item 10. Executive Compensation ...........................................   20

Item 11. Security Ownership of Certain Beneficial Owners and Management ...   21

Item 12. Certain Relationships and Related Transactions ...................   22

Item 13. Exhibits and Reports on Form 8-K .................................   22

Item 14.  Audit Fees ......................................................   23

Part I

Item 1. Description of Business.

Business Development

We were incorporated in Nevada on April 16, 2002 as M2 Group Energy Corporation On June 21, 2004, we changed our name to Majestic Oil & Gas, Inc. We are authorized to issue 100,000,000 shares of common stock of which 6,240,000 shares are outstanding.

We, through our wholly-owned subsidiary, Grizzly Energy, Inc., own a 25% working interest in a producing gas well on a state of Montana lease located in Section 36-T29N-R5W, Pondera County, Montana (Ludwig/State #36-1). It currently has gas reserves of 64.78 million cubic feet of Proved Net Producing Reserves, which are reserves established based upon actual production. Net Reserves are gross reserves less taxes, royalties and all expenses.

Majestic Oil & Gas, Inc participated in the drilling of the Boucher 27-1 with Altamont and our 33% of the proportionate share of the drilling and completion costs were $32,187. For this expenditure, we earned a 25% working interest. The Boucher 27-1 well is located in Section 27-T29N-5W, Pondera County, Montana. This well currently has gas reserves of 16.65 million cubic feet of Proved Net Producing Reserves.

These two wells are operated by Altamont.

These reserves were lowered due to the price of natural gas declining from $11.22 as of December 31, 2005 to $4.12 as of December 31, 2006.

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

Business

We are engaged in the exploration, development, acquisition and operation of gas properties. Because gas exploration and development and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or gas exploration and development and production projects.

Estimates of proved reserves may vary and, as a result, revenues from production may vary significantly from our expectations. We base our estimates of our proved natural gas reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the Securities and Exchange Commission, as to natural gas prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. There are numerous uncertainties inherent in estimating quantities of reserves of gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the our control. The reserve estimates in this prospectus are based on various assumptions, including, for example, constant gas prices, operating expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable gas reserves may vary substantially from those in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing gas prices and other factors, many of which are beyond our control.

Geologic Data

Both of the wells in which we have working interests are located in the Lake Frances Prospect. The Lake Frances Prospect is approximately 10,000 acres in oil and gas leases. The Prospect is located less than three and one half miles west of the Williams Gas Field which has so far produced 4.7 billion cubic feet of gas. The Lake Frances Field is owned in majority and 100% operated by Altamont Oil & Gas, Inc, which is a company owned and managed by Patrick M. Montalban.

Geologic data indicate structural and stratagraphic traps are found along the Lake Frances trend. The Bow Island Sandstones are approximately 100 to 115 million years old and were deposited during the Cretaceous Period. The Lake Frances Bow Island is genetically a Typical Bow Island Reservoir. The depositional environment is considered to be that of a transgressive, regressive Marine, Shoreline or Near Shelf Sandstone Bar trending in a north to northwest direction. The nature of the trap is a stratagraphic pinchout. During the Bow Island deposition there were numerous transgressive, regressive events, which created discontinuous lenses of sandstone interbedded with shales.

The production zones in the Lake Frances Area are the lst Bow Island "A" Sandstone, 2nd Bow Island Sandstone, 3rd Bow Island Sandstone and 4th Bow Island "A" and "C" Sandstone. The lithology for the lst Bow Island is Sandstone, grey, fine grained, quartzose, well sorted, rounded grains, micaceous in parts. Average thickness on the lst Bow Island is Sandstone, grey, fine to medium grained, grains (glauconitic). Average thickness in the 4th Bow Island is 8 feet with porosity averaging from 18% to 22%. The geological sample description of the lst Bow Island in the angular to rounded, many black chert grains, trace fine pyrite and green glauconitic, calcareous.

Each Sandstone has its own porosity and permeability characteristics. When comparing the 4th Bow Island in the Williams Gas Field, it is a continuous reservoir over a large area. The 4th Bow Island in the Lake Frances Field has also proved to be a continuous reservoir with the drilling and completion of the Boucher 27-1 well. Every well that has been drilled in the Lake Frances Area has produced from the same 4th Bow Island "C" Sandstone. The drive mechanism for the Bow Island is pressure depletion. The character of Bow Island Gas is 900 to 910 BTU dry sweet methane gas.

Title to Properties

We believe that we hold good and indefeasible title to our properties, in accordance with standards generally accepted in the natural gas industry. A title examination has been performed with respect to substantially all of our producing properties. Each of our leased properties represents a material portion of our holdings; and a title dispute could have adverse consequences for our production and retention of revenues from production of natural gas.

Our properties are subject to royalties and other customary outstanding interests. Our properties are also subject to operating agreements and current taxes. We do not believe that any of these burdens will materially interfere with the use of our properties.

Natural Gas Reserves

The following table summarizes information regarding our estimated proved natural gas reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon reports prepared by Citadel Engineering Ltd, Petroleum Consultants. In accordance with SEC guidelines, we make the standardized and Proved Producing Reserves - 10% discount estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following end of the year prices: Year ended December 31, 2006

Natural gas (per Million Cubic Feet) $ 4.12

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultant, Citadel Engineering Ltd, Petroleum Consultants. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. The amounts and timing of future operating and development costs may also differ from those used. You should not construe the estimated Proved Producing Reserves - 10% Discount values as representative of the fair market value of our proved natural gas properties. Proved Producing Reserves - 10% Discount values are based upon projected cash inflows at a 10% discount, which do not provide for change in natural gas prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based. We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We make no provision for income taxes, and base the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas reserves or their present value.

Natural Gas Sales

We sell the natural gas we produce to gas transmission companies. As customary in the industry, virtually all of our contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, our revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. At this date, we do not currently engage in hedging transactions and do not have any contracts with future gas production under fixed price contracts.

At March 21, 2007, the weighted net average price of natural gas we produced sold at prices averaging approximately $4.14 per Million Cubic Feet.

A variety of factors affect the market for natural gas, including the availability of other domestic production, natural gas imports, the availability and price of alternative fuels, the proximity and capacity of natural gas pipelines, general fluctuations in the supply and demand for natural gas and the effects of state and federal regulations on natural gas production and sales. In particular, gas production and related operations are or have been subject to price controls, taxes and other laws and regulations relating to the gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the gas industry increases our cost of doing business and affects its profitability. Although we believe we are in compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Competition

The oil and gas industry is highly competitive in all its phases. Properties in which we have an interest will encounter strong competition from many other oil and gas producers, including many that possess substantial financial resources, in acquiring economically desirable producing properties and exploratory drilling prospects, and in obtaining equipment and labor to operate and maintain their properties.

We are a very small company in our industry. Many of our current and potential competitors have significantly greater name recognition and more established operations and relationships with persons and entities involved in the gas drilling and production business. We compete based upon our management's experience in the industry.

Government Regulation

The federal government and various state and local governments have adopted laws and regulations regarding the protection of human health and the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas, wetlands, or where pollution might cause serious harm, and impose substantial liabilities for pollution resulting from drilling operations, particularly with respect to operations in onshore and offshore waters or on submerged lands. These laws and regulations may increase the costs of drilling and operating wells. Because these laws and regulations change frequently, the costs of compliance with existing and future environmental regulations cannot be predicted with certainty. We do not currently plan to engage or anticipate that in the future we will engage in exploration and production activities on federal land.

The transportation and certain sales of natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The costs of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Research and Development Expenditures

Since inception, we have not incurred any expenditures in research or development.

Employees

We have four part-time employees, one of whom is Mr. Patrick Montalban, our President and CEO. The person supervising our day-to-day operations is Mr. Patrick Montalban. In this capacity, he currently devotes approximately 25% of his time to our business and anticipates that during the next 12 months he will continue to devote approximately 80% of his time to Majestic Oil & Gas. As our business develops, if we raise additional funds and drill or participate in additional wells, Mr. Montalban may devote 100% of his time to our business. Mr. Montalban may have conflicts in allocating his time between our business and his other activities.

At this time, Mr. Mitchell does not devote any significant time to the operations of the Company.

We have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

Item 2. Description of Property.

Our offices are located at 33 1st Avenue SW, Cut Bank, Montana 59427. Our telephone number is 406-873-5580. Our offices are in good condition and are sufficient to conduct our operations. This space is currently provided as part of the well operating fee paid to Altamont.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for the Company's shares of common stock. Quotations may be obtained by researching the stock symbol "MJOG." Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the Company's last quarter of 2006. The initial trade occurred on October 19, 2006.

                               2006
                          -------------
                           High    Low
                          -----   -----
October 1 - December 31   $1.25   $0.19

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Options, Warrants, Convertible Securities

We have the following warrants outstanding:

Warrants to acquire 1,390,000 shares of our common stock at a price of $.25 per share, exercisable for up to one year after the first day of trading, which was October 19, 2006.

Penny Stock Considerations

Our shares are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

      o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

      o Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

      o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

      o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

Holders

As of the date of this filing, we had 45 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Financial Statements and Notes to the Consolidated Financial Statements appearing elsewhere in this report.

OVERVIEW

Majestic Oil & Gas, Inc is engaged in the exploration, development, acquisition and operation of gas properties. Because gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or gas exploration and development and production projects.

Majestic Oil & Gas, Inc. is a development stage company, and as such it is difficult for us to forecast our revenues or earnings accurately. We believe that future period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance as we have and will have no backlog of orders. Our operating results in one or more future quarters may fall below investor expectations which, assuming our common stock trades on a recognized market, would almost certainly cause the future trading price of our common stock to decline. You should read the following discussion together with the consolidated financial statements and their accompanying notes, included elsewhere in the report.

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

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2006 vs. Fiscal Year ended December 31, 2005

                        Year Ended          Year Ended
                    December 31, 2006   December 31, 2005
                    -----------------   -----------------
Revenue                  $ 48,727            $148,697
                         --------            --------
Expenses                 $ 68,795            $ 82,316
                         --------            --------
Net Income (Loss)        ($20,068)           $ 66,831
                         --------            --------

Revenues for the period ending December 31, 2006 were $48,727 compared to $148,697 for the period ending December 31, 2005. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a significant decrease in production volumes, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

                     Share of    Price    Share of    Price
                    Production    Per    Production    Per
Ludwig State 36-1     Volumes     MCF      Volumes     MCF
-----------------------------------------------------------
                           2006                 2005
                    ------------------   ------------------
January               446.33      9.00     1328.80     4.75
February              380.33      5.80     1233.10     4.00
March                 434.36      4.60     1307.08     4.10
April                 363.00      3.75     1246.30     4.75
May                   389.81      4.00      903.99     4.85
June                  374.55      3.15      733.63     4.15
July                  399.30      3.20      774.68     4.65
August                402.60      3.33      722.91     4.85
September             380.33      3.35      630.51     6.60
October               382.39      2.25      647.42     8.32
November              394.35      3.13      597.51     9.00
December              472.31      4.12      546.77     7.45

                     Share of    Price    Share of    Price
                    Production    Per    Production    Per
Boucher 27-1          Volumes     MCF      Volumes     MCF
-----------------------------------------------------------
                           2006                 2005
                    ------------------   ------------------
January               590.70      9.00     1022.79     4.75
February              408.17      5.80      889.14     4.00
March                 422.19      4.60      961.13     4.10
April                 327.53      3.75      893.27     4.75
May                   373.73      4.00      885.23     4.85
June                  370.63      3.15      678.15     4.15
July                  370.84      3.20      790.35     4.65
August                352.48      3.33      778.80     4.85
September             341.14      3.35      704.96     6.60
October               317.83      2.25      743.12     8.32
November              278.64      3.13      709.09     9.00
December              324.84      4.12      712.39     7.45

Majestic Oil & Gas Operations, Inc's Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for period ending December 31, 2006 were 9,298 MCF compared to 20,441 MCF for period ending December 31, 2005. The gathering system has been upgraded with new compression, which has allowed for more consistent production. We expect production to decline at the normal 5% to 6% for the remaining life of the wells.

Our expenses decreased by $13,521 from the $82,316 reported for the period ending December 31, 2005 compared to the $68,795 reported for the period ending December 31, 2006. There was a decrease in the expense for taxes and royalties of $31,114 from the $43,363 reported for the period ending December 31, 2005 compared to the $12,249 reported for the period ending December 31, 2006 due to decreased price and production. This is offset by an increase in legal and accounting expenses of $23,441 from the $3,755 reported for the period ending December 31, 2005 compared to the $27,196 reported for the period ending December 31, 2006. The majority of the legal and accounting fees are a result of fees paid to EideBailly, LLP, for the auditing of our financial statements for the period ending December 31, 2005, First, Second and Third Quarter 2006 financial statements.

The Company showed a Net Loss of ($20,068) for the period ending December 31, 2006. This compares to the Net Income of $66,381 realized for the period ending December 31, 2005. The variance between these periods is directly related to the decrease in revenues and volumes during 2006. We expect volumes and revenues to increase with the drilling of new wells.

LIQUIDITY AND RESOURCE CAPITAL

We are a development stage company. From our inception to December 31, 2006, we incurred an accumulated deficit of ($300,109). This deficit is primarily the result of $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002. In addition, as of December 31, 2006, we had $189,304 of current cash available. Our cash resources of $189,304 are not sufficient to satisfy our cash requirements over the next 12 months.

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

Item 7. Financial Statements.

                     MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005,
                                       AND
                 INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2006

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

Table of Contents

                                                                      Page
                                                               -----------------
INDEPENDENT AUDITORS' REPORT                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS
  Balance Sheets                                                             F-2
  Income                                                                     F-3
  Changes in Stockholders' Equity                                            F-4
  Cash Flows                                                                 F-5
  Notes to Financial Statements                                 F-6 through F-13

SUPPLEMENTAL INFORMATION
  Disclosures about Oil and Gas Producing Activities and
    Properties - Unaudited                                     F-14 through F-16

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Majestic Oil and Gas, Inc.
(A development stage company)
Cut Bank, Montana

We have audited the balance sheet of Majestic Oil and Gas, Inc. (a development stage company - the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006 and for the cumulative period from Inception (April 16, 2002) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of December 31, 2005 and for the period from Inception (April 16, 2002) through December 31, 2005 were audited by other auditors whose report, dated March 8, 2006, expressed an unqualified opinion on those statements. The financial statements for the period from Inception (April 16, 2002) through December 31, 2005 reflect total revenues and net loss of $206,680 and $280,041, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Majestic Oil and Gas Inc. as of December 31, 2006, and the consolidated results of their operations and cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses since inception and has only recently commenced principal operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
March 27, 2007

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

                                                          2006        2005
                                                       ---------   ---------
ASSETS
  Cash and cash equivalents                            $ 189,304   $ 162,732
  Trade receivables                                        8,444      32,709
                                                       ---------   ---------
    Total current assets                                 197,748     195,441
                                                       ---------   ---------

PROPERTY AND EQUIPMENT
  Oil and gas properties, using the full cost pool
    method of accounting:                                192,187     192,187
  Less accumulated depletion, amortization and
    impairment                                           (50,500)    (34,000)
                                                       ---------   ---------
    Net property and equipment                           141,687     158,187
                                                       ---------   ---------
    Total assets                                       $ 339,435   $ 353,628
                                                       =========   =========

LIABILITIES
  Accounts payable                                     $   3,319   $      --
  Production taxes and royalties payable                  12,225       9,669
                                                       ---------   ---------
    Total current liabilities                             15,544       9,669
                                                       ---------   ---------

STOCKHOLDERS' EQUITY
  Common stock, no par value-
    Authorized, 100,000,000 shares
    Issued and outstanding, 6,240,000 shares in 2006
      and 2005                                           624,000     624,000
  (Deficit) accumulated during the development stage    (300,109)   (280,041)
                                                       ---------   ---------
                                                         323,891     343,959
                                                       ---------   ---------
    Total liabilities and stockholders' equity         $ 339,435   $ 353,628
                                                       =========   =========

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006 AND 2005,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2006

                                                                           Inception
                                          Year Ended     Year Ended     (April 16, 2002)
                                         December 31,   December 31,          to
                                             2006           2005       December 31, 2006
                                         ------------   ------------   -----------------
REVENUE                                   $   48,727     $  148,697        $ 255,407
                                          ----------     ----------        ---------
EXPENSES
  Organization expenses                           --             --          301,115
  Taxes and royalties                         12,249         43,363           70,519
  Legal, accounting and filing fees           27,196          3,755           66,636
  Depletion and amortization                  16,500         20,000           50,500
  Consulting                                      --             --           28,000
  Administrative staff                         6,739          6,459           15,158
  Transfer agent fees                          2,010          1,800            7,393
  Well operating fees                          1,500          3,419            6,544
  Travel                                          --          1,687            2,699
  Engineering                                     --             --            1,500
  Phone and utilities                            837          1,060            2,123
  Field expenses                               1,342            361            2,003
  Office supplies                                422            412            1,054
  Bank charges                                    --             --              358
  Currency exchange (gain) loss                   --             --              (86)
                                          ----------     ----------        ---------
                                              68,795         82,316          555,516
                                          ----------     ----------        ---------
NET INCOME (LOSS)                         $  (20,068)    $   66,381        $(300,109)
                                          ==========     ==========        =========
EARNINGS PER SHARE

  Net income (loss), basic and diluted    $    (0.00)    $     0.01
                                          ==========     ==========
  Weighted average number of shares
    outstanding                            6,240,000      6,240,000
  Dilutive potential shares-
    stock warrants                                --             --
                                          ----------     ----------
  Adjusted weighted average shares         6,240,000      6,240,000
                                          ==========     ==========

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2004

                                                        (Deficit)
                                                       Accumulated
                                    Common Stock          During
                               ---------------------   Development
                                 Shares      Amount       Stage        Total
                               ---------   ---------   -----------   --------
BEGINNING BALANCE, INCEPTION          --   $      --    $      --    $     --
  (APRIL 16, 2002) TO
  DECEMBER 31, 2004
    Common stock issued        6,240,000     624,000           --     624,000
    Net loss                                      --     (346,422)   (346,422)
                               ---------   ---------    ---------    --------
BALANCE, DECEMBER 31, 2004     6,240,000     624,000     (346,422)    277,578
  Net income                                               66,381      66,381
                               ---------   ---------    ---------    --------
BALANCE, DECEMBER 31, 2005     6,240,000     624,000     (280,041)    343,959
  Net loss                                                (20,068)    (20,068)
                               ---------   ---------    ---------    --------
BALANCE, DECEMBER 31, 2006     6,240,000   $ 624,000    $(300,109)   $323,891
                               =========   =========    =========    ========

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2006

                                                                            Inception
                                           Year Ended     Year Ended     (April 16, 2002)
                                          December 31,   December 31,          to
                                              2006           2005       December 31, 2006
                                          ------------   ------------   -----------------
OPERATING ACTIVITIES
  Net income (loss)                         $(20,068)      $ 66,381         $(300,109)
  Changes and credits to net income
    (loss) not affecting cash
      Depletion and amortization              16,500         20,000            50,500
      Organizational expenses paid
        with stock                                --             --           300,000
      Legal fees paid with stock                  --             --            25,000
      Changes in assets and liabilities
        Trade receivables                     24,265         15,016            (8,444)
        Accounts payable                       3,319             --             3,319
        Production taxes and royalties
          payable                              2,556          7,672            12,225
                                            --------       --------         ---------
NET CASH FROM
  OPERATING ACTIVITIES                        26,572        109,069            82,491
                                            --------       --------         ---------
INVESTING ACTIVITIES
  Additions to property and equipment             --             --           (32,187)
                                            --------       --------         ---------
NET CASH USED FOR
  INVESTING ACTIVITIES                            --             --           (32,187)
                                            --------       --------         ---------
FINANCING ACTIVITIES
  Proceeds from issuance of
    common stock                                  --             --           139,000
                                            --------       --------         ---------
NET CASH FROM
  FINANCING ACTIVITIES                            --             --           139,000
                                            --------       --------         ---------
NET CHANGE IN CASH AND
  CASH EQUIVALENTS                            26,572        109,069           189,304
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                     162,732         53,663                --
                                            --------       --------         ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                          $189,304       $162,732         $ 189,304
                                            ========       ========         =========

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005,

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Majestic Oil & Gas, Inc. and its wholly owned subsidiary, Grizzly Energy, Inc. All material inter-company transactions and balances between the entities have been eliminated.

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

Going Concern

The Company is in the development stage and has incurred losses since its inception that have resulted in an accumulated deficit. Also, management of the Company believes it will require additional financing that it has not yet secured in order to emerge from the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to vigorously pursue financing either from creditors or from a future stock offering. However, such financing may not occur, or if it does occur, may not raise sufficient funds to emerge from the development stage. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could differ from these estimates.

The oil and gas industry is subject, by its nature, to environmental hazards and clean up costs. At this time, management knows of no substantial losses from environmental accidents or events for which the Company may be currently liable.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005,

Trade Receivables

The Company is subject to credit risk associated with the purchases of its produced natural gas. Exposure to this risk is controlled through credit approvals and monitoring procedures. Collateral is not required. The Company believes all trade receivables currently outstanding are collectible, accordingly, no allowance for doubtful accounts has been established.

Concentrations of Credit Risk

The Company's cash balance is maintained in a single financial institution. At December 31, 2006, the balance of the insured account was in excess of federal insurance limits by approximately $90,000.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of trade receivables, accounts payable and accrued production taxes and royalties. The carrying amount of trade receivables, accounts payable and accrued production taxes and royalties approximates its fair value because of the short-term maturity of such instruments.

Earnings per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for 2006 and 2005.

Oil and Gas Properties

The Company utilizes the full cost pool method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves (including costs of abandoned leaseholds, delay lease rentals, dry hole costs, geological and geophysical costs, certain internal costs associated directly with acquisition, drilling and well equipment inventory, exploration and development activities, estimated dismantlement and abandonment costs, site restoration and environmental exit costs, etc.) are capitalized.

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

In addition, the capitalized costs are subject to a ceiling which limits such costs to the aggregate of the estimated present value, discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Gains or losses are not recognized upon the sale or other disposition of oil and gas properties, unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center.

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005,

Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's retirement obligations related to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

Revenue Recognition

Revenue from the sale of oil and gas production is recognized when deliveries occur.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. The Company expects to adopt SFAS No. 157 beginning January 1, 2008. The Company is currently evaluating the impact that this statement may have on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB No. 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The provisions of SAB No. 108 are effective for the Company beginning in the first quarter of 2007. The Company does not expect any impact to its consolidated financial statements from adoption of SAB No. 108.

In June 2006, FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes", was issued. FIN No. 48 describes accounting for uncertainty in income taxes, and includes a recognition threshold and measurement attribute for recognizing the effect of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, but its adoption is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

In December 2004, SFAS No. 123 "Accounting for Stock-Based Compensation" was revised ("SFAS No. 123R"). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock option awards. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006, but its adoption is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005,

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception from the fair value measurement for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement does not impact the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement also resolves issues addressed in Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 140 is amended to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The Company does not expect this statement to have a material impact on its consolidated financial statements.

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

The Company is currently trading on the Over the Counter Bulletin Board under the symbol MJOG.OB.

NOTE 3 - NON-CASH TRANSACTIONS AND BUSINESS COMBINATION

At formation, the Company issued 3,000,000 shares of its common stock to Patrick
M. Montalban, President, CEO and director to the Company for his work in the formation and organization of the Company. This was recorded as a $300,000 charge to organizational expenses during the period from inception (April 16, 2002) to December 31, 2002.

During the year ended December 31, 2003, the Company issued 250,000 shares of its common stock to Michael Williams, Esq. in payment of legal fees incurred related to the registration of the Company with the Securities and Exchange Commission. This was recorded as a $25,000 charge to legal expenses during the year ended December 31, 2003.

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005,

On July 1, 2004, the Company acquired 100% of the outstanding stock of Grizzly Energy, Inc. (Grizzly) from Altamont Oil & Gas, Inc., an entity related through common ownership and management. Grizzly was acquired in a stock-for-stock exchange where 100% of the outstanding shares of Grizzly were acquired for 1,600,000 shares of the Company. At the time of acquisition, Grizzly owned a single asset: a 25% working interest in the State 36-1 well, a producing gas well in Pondera County, Montana. The primary reason for the acquisition of Grizzly was to expand the Company's holdings of producing gas properties. The purchase price was based on proved reserves in place as supported by an independent petroleum engineer's study. The Company's operating results include the operating results of Grizzly beginning July 1, 2004 through December 31, 2004. The condensed balance sheet of Grizzly as of July 1, 2004 was as follows:

ASSETS
  Oil and gas properties               $160,000
                                       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Stockholder's equity                 $160,000
                                       ========

The proforma operating results of the Company for the year ended December 31, 2004 would have been as follows, had Grizzly's operations been combined with the
Company's:

                                         2004
                                       --------
Revenue                                $ 79,883
Expenses                                (36,669)
                                       --------
Net income                             $ 43,214
                                       ========
Earnings (loss) per share              $   0.01
                                       --------

NOTE 4 - COMMON STOCK WARRANTS

The Company has issued common stock warrants to the stockholders that purchased common stock from the Company for cash. These warrants entitle the holders to purchase additional shares of common stock from the Company for $0.25 per share. As of December 31, 2006, there were a total of 1,390,000 warrants issued and outstanding, and these warrants are exercisable at a price of $0.25 per share for up to one year after the first day of trading, which was October 19, 2006. Therefore, the warrants expire on October 19, 2007. The warrants were issued 1:1 for each common share purchased for cash as follows: during the years ended December 31, 2006 and 2005 no warrants were issued, during the year ended December 31, 2004 a total of 435,000 warrants were issued, and during the period from inception (April 16, 2002) through December 31, 2006 a total of 1,390,000 warrants were issued.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period from inception (April 16, 2002) to December 31, 2002, the Company paid consulting fees totaling $28,000 to Patrick M. Montalban, President, CEO and director to the Company, for studies of various oil and natural gas prospects. There has been no other cash compensation paid to Mr. Montalban during the period from inception (April 16, 2002) through December 31, 2006 for his services to the Company. Refer to Note 3 - Non-Cash Transactions for a description of stock issued to Mr. Montalban for his services in forming the Company.

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
DECEMBER 31, 2006 AND 2005,

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. The Company also acquired 100% of the outstanding stock of Grizzly Energy, Inc. from Altamont. (See Note 3.) Currently, all revenue earned by the Company is received from Altamont. As of December 31, 2006, the Company had an outstanding receivable from Altamont of $8,444 for gas sales, and a payable to Altamont of $12,225 for production taxes and royalties.

NOTE 6 - INCOME TAXES

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

                                       2006       2005
                                     --------   --------
Deferred tax assets
  Net operating loss carry-forward   $ 98,000   $ 95,000
Less valuation allowance              (98,000)   (95,000)
                                     --------   --------
                                     $     --   $     --
                                     ========   ========

During the years ended December 31, 2006 and 2005, the Company recorded valuation allowances that reduce the total deferred tax assets to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the carry-forwards are expected to be available to reduce taxable income. Because the Company is in the development stage, and may not achieve its desired level of profitability in its intended area of operation, a valuation allowance has been established that reduce the deferred tax asset to zero in all periods presented. There was no other activity in the valuation allowance during the years ended December 31, 2006 and 2005, or during the period from inception (April 16, 2002) to December 31, 2006.

Operating loss carry-forwards total approximately $260,000 as of December 31, 2006 and for tax purposes expire in the years 2017 through 2020.

The provision for income taxes for the years ended December 31, 2006 and 2005, and the period from inception (April 16, 2002) to December 31, 2006 consisted of the following:

                                                                 Period From
                                      Year         Year           Inception
                                      Ended        Ended       (April 16, 2002)
                                  December 31,  December 31,          to
                                      2006          2005      December 31, 2006
                                  ------------  ------------  -----------------
Current expense                      $    --      $     --         $     --
Current tax (provision) benefit        3,000       (28,000)          98,000
Deferred tax (provision) benefit      (3,000)       28,000          (98,000)
                                     -------      --------         --------
                                     $    --      $     --         $     --
                                     =======      ========         ========

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED STATEMENTS
DECEMBER 31, 2006 AND 2005,

The effective tax rate reconciliation is as follows:

                                                                 Period From
                                      Year         Year           Inception
                                      Ended        Ended       (April 16, 2002)
                                  December 31,  December 31,          to
                                      2006          2005      December 31, 2006
                                  ------------  ------------  -----------------
Tax expense (benefit) on book
  income computed at 41%            $(3,000)      $ 28,000         $(98,000)
Increases (decreases) in taxes
  resulting from:
Changes in valuation allowance        3,000        (28,000)          98,000
                                    -------       --------         --------
Income tax expense (benefit),
as adjusted                         $    --       $     --         $     --
                                    =======       ========         ========
Effective tax rate                     0.00%          0.00%            0.00%
                                    =======       ========         ========

The effective income tax rate for the years ended December 31 differs from the U.S. Federal statutory income tax rate due to the following:

                                              2006    2005
                                             -----   -----
Federal statutory income tax rate             34.0%   34.0%
State income tax rate                          7.0%    7.0%
Permanent differences
(Increase) decrease in valuation allowance   -41.0%  -41.0%
                                              ----    ----
Effective tax rate                             0.0%    0.0%
                                              ====    ====

The Company is in the process of preparing its Federal income tax returns for 2002 though 2006. Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities. However, no tax expense will be recorded as a result of the full valuation allowance.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into an operating agreement with Altamont Oil & Gas, Inc., through which Altamont Oil & Gas, Inc. will operate the wells in which the Company has acquired working interests. The payments received by the Company for its share of monthly production revenue are net of its share of monthly well operating costs and production royalty payments, both of which are paid directly by Altamont Oil & Gas, Inc. Currently, 100% of the revenues the Company receives are from Altamont Oil & Gas, Inc.

NOTE 8 - OIL AND GAS PROPERTIES

On June 10, 2004, the Company acquired a 25% working interest the Boucher 27-1 well in Pondera County, Montana from an unrelated third party for $32,187. The Boucher 27-1 well is a producing gas well.

On July 1, 2004, the Company acquired 100% of the outstanding stock of Grizzly Energy, Inc. from Altamont Oil & Gas, Inc., an entity related through common ownership and management. Grizzly Energy, Inc. was acquired in a stock-for-stock exchange where 100% of the outstanding shares of Grizzly Energy, Inc. were acquired for 1,600,000 shares of the Company. Grizzly Energy, Inc. owns a 25% working interest in the State 36-1 well, a producing gas well in Pondera County, Montana. (See Note 3.)

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005,

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2006 and 2005:

                                 2006       2005
                               --------   --------
Proved properties              $192,187   $192,187
Unproved properties                  --         --
                               --------   --------
    Total                       192,187    192,187

Less accumulated depletion,
  depreciation, amortization
  and impairment                (50,500)   (34,000)
                               --------   --------
    Net capitalized costs      $141,687   $158,187
                               ========   ========

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not been established due to the recent commencement of production. Depletion expense recognized was $16,500 and $20,000 for the years ended December 31, 2006 and 2005, respectively.

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2006, the estimated future cost to plug and abandon the Company's gas wells was not significant. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31. 2006, 2005 and the period from April 16, 2002 (Inception) to December 31, 2006:

                                                           Period From
                              Year          Year            Inception
                              Ended         Ended        (April 16, 2002)
                          December 31,   December 31,           to
                              2006           2005       December 31, 2006
                          ------------   ------------   -----------------
Oil and gas sales           $ 48,727       $148,697          $255,407
Production costs             (15,091)       (47,143)          (79,066)
Depletion, depreciation
  and amortization           (16,500)       (20,000)          (50,500)
                            --------       --------          --------
                              17,136         81,554           125,841
Income tax provision              --             --                --
                            --------       --------          --------
                            $ 17,136       $ 81,554          $125,841
                            ========       ========          ========

                            SUPPLEMENTARY INFORMATION

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED DECEMBER 31, 2006 AND 2005

                 OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Net capitalized costs related to the Company's oil and gas producing activities are summarized as follows as of December 31, 2006 and 2005:

                                 2006       2005
                               --------   --------
Proved properties              $192,187   $192,187
Unproved properties                  --         --
                               --------   --------
    Total                       192,187    192,187
Less accumulated depletion,
  depreciation, amortization
  and impairment                (50,500)   (34,000)
                               --------   --------
    Net capitalized costs      $141,687   $158,187
                               ========   ========

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2006, 2005, and the period from April 16, 2002 (Inception) to December 31, 2006:

                                                               Period From
                                  Year          Year            Inception
                                  Ended         Ended        (April 16, 2002)
                              December 31,   December 31,           to
                                  2006           2005       December 31, 2006
                              ------------   ------------   -----------------
Property acquisition costs:
  Proved                        $192,187       $192,187          $192,187
  Unproved                            --             --                --
Exploration costs                     --             --                --
Development costs                     --             --                --
                                --------       --------          --------
                                $192,187       $192,187          $192,187
                                ========       ========          ========

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED DECEMBER 31, 2006 AND 2005

The Company's results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2006, 2005, and the period from April 16, 2002 (Inception) to December 31, 2006:

                                                               Period From
                                  Year          Year            Inception
                                  Ended         Ended        (April 16, 2002)
                              December 31,   December 31,           to
                                  2006           2005       December 31, 2006
                              ------------   ------------   -----------------
Oil and gas sales               $ 48,727       $148,697          $255,407
Production costs                 (15,091)       (47,143)          (79,066)
Depletion, depreciation
  and amortization               (16,500)       (20,000)          (50,500)
                                --------       --------          --------
                                  17,136         81,554           125,841
Income tax provision                  --             --                --
                                --------       --------          --------
                                $ 17,136       $ 81,554          $125,841
                                ========       ========          ========

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The reserve information presented below is based upon reports prepared by the independent petroleum engineering firm of Citadel Engineering Ltd. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Companies reserves are located in the United States.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves, less estimated future income tax expenses to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

(continued on next page)

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED DECEMBER 31, 2006 AND 2005

Presented below is a summary of the changes in estimated proved reserves of the Company for the years ended December 31, 2006 and 2005:

                                          2006               2005
                                    ----------------   ----------------
                                      Oil      Gas       Oil      Gas
                                    (Bbls)    (Mcf)    (Bbls)    (Mcf)
                                    ------   -------   ------   -------
Proved reserves
  Beginning of the year                 --   144,653       --   165,094
  Revisions of previous estimates       --   (53,929)      --        --
  Improved recovery                     --        --       --        --
  Purchases of reserves in place        --        --       --        --
  Extensions and discoveries            --        --       --        --
  Production                            --    (9,298)      --   (20,441)
  Sales of reserves in place            --        --       --        --
                                    ------   -------   ------   -------
  End of the year                       --    81,426       --   144,653
                                    ======   =======   ======   =======

All of the proved reserves currently owned by the Company are proved developed reserves. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

                                                            2006        2005
                                                         ---------   ----------
Standardized Measure of Discounted Future
  Net Cash Flows
    Future cash inflows                                  $ 335,000   $1,852,000
    Future production costs                                (19,000)    (176,000)
    Future development costs                               (15,000)          --
    Future income tax expenses                             (29,000)    (158,000)
                                                         ---------   ----------
    Future net cash flows                                  272,000    1,518,000
        10% annual discount for estimated
        timing of cash flows                              (110,000)    (609,000)
                                                         ---------   ----------
    Standardized measures of discounted future net
      cash flows relating to proved oil and gas
      reserves                                           $ 162,000   $  909,000
                                                         =========   ==========

The following reconciles the standardized measure of discounted future net cash flow during 2006 and 2005:

                                                            2006        2005
                                                         ---------   ---------
Beginning of the year                                    $ 909,000   $ 426,000
Net change in prices and production costs                 (575,000)    588,000
Revision of previous estimates                            (122,000)         --
Net change in estimated future development costs           (15,000)     15,000
Sales of oil and gas produced, net of production costs     (35,000)   (120,000)
                                                         ---------   ---------
End of the year                                          $ 162,000   $ 909,000
                                                         =========   =========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

PART II - ITEM 8B. OTHER INFORMATION

None--Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name                   Age   Position
--------------------   ---   ---------------------------
Patrick M. Montalban    49   President, CEO and director
Danny M. Mitchell       78   Vice President and director

Mr. Patrick M. Montalban has been our President, CEO, and director since our inception. He has been President, CEO and director of our wholly-owned subsidiary Grizzly Energy Inc. from August 2002 to date. He has been President, CEO and director of Altamont Oil and Gas which owns and operates gas producing wells in Montana from April 1999 to date. From September 2000 to January 2002 he was Director, President and CEO of Mountainview Energy Ltd. a publicly listed oil and gas company on the CDNX. From January 1999 to date, he has beenVice-President of Exploration and Production and Director for Montalban Oil & Gas Operations, Inc, a company primarily engaged in the business of the exploration and production of oil and gas properties. Previously, Mr. Montalban was a director, Executive Vice President and Chief Operating Officer of Quicksilver Resources, Inc., formerly MSR Exploration Ltd., and predecessor companies from July 1983 to January 1999. Between January, 1990 and January, 1999, Mr. Montalban was director, President and Chief Operating Officer of Gypsy Highview Gathering System Inc., a gas gathering, compression and pipeline company and subsidiary of Quicksilver Resources Inc. Mr. Montalban is currently a director Great Northern Drilling Company a private oil and gas company. He is a petroleum geologist who obtained a BA in Geology from the University of Montana in 1981. He devotes 25% of his time to our business.

Mr. Danny Mack Mitchell has been our Vice President and director since our inception. He has been President and CEO and director of Comanche Drilling Company from 1961 to date. Comanche Drilling Co. owned and operates oil and gas wells in the State of Montana from 1959 to date. Comanche Drilling has drilled over 2000 wells in the Northern Rockies from 1961 to July 2000. From 1965 to July 2000 he was President and CEO of Danco a private Pipe and Sales Company. From 1986 to July 2000 he was owner President and CEO and director of Tulsa Tool Works. Tulsa Tool Works manufactured and fabricated oil field equipment. He is a Mechanical Engineer who obtained a BS in Mechanical Engineering from Gonzaga University in 1959.

Directors serve for a one-year term. Our bylaws currently provide for a board of directors comprised of a minimum of one director.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Family Relationships

There are no family relationships among our officers or directors.

Legal matters

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following, except as set forth below:

      o Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

      o Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

      o Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

      o Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms that they file. Our directors and executive officers have now filed or are in the process of obtaining SEC filing codes to file such reports as required.

Item 10. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2006 and 2005.

                                                                           Non equity      Non qualified
                                                      Stock     Option   incentive plan      deferred       All other
Name          Title      Year     Salary     Bonus    awards    awards    compensation     compensation    compensation   Total
            ---------   -------   -------   -------   -------   -------   --------------   -------------   ------------   -----

Patrick     President      2006         0         0         0         0                0               0              0       0
Montalban

                           2005         0         0         0         0                0               0              0       0
Danny       Vice-                                 0         0         0                0               0              0
Mitchell    President      2006         0                                                                                     0
                           2005                   0         0                          0               0              0       0

We have no agreements concerning compensation with Mr. Montalban or Mr.
Mitchell.

Board Compensation

Members of our Board of Directors do not receive compensation for their services as Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the ownership, as of the date of this annual report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

                             Number of Shares of
Name and Address                 Common Stock      Percentage
--------------------------   -------------------   ----------
Patrick M. Montalban [1]          4,600,000           73.7
P.O Box 488 Cut Bank,
Montana 59427

Danny Mitchell                       45,000             .7
P.O Box 488 Cut Bank,
Montana 59427

All officers and directors
as a group [two persons]          4,645,000           74.4

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,240,000 shares of common stock outstanding as of December 31, 2006.

Item 12. Certain Relationships and Related Transactions.

Grizzly Energy acquired a 25% working interest from Altamont Oil and Gas, Inc., a Montana corporation and an affiliate of our President, Mr. Patrick Montalban, in July 2004 for 16,000 shares of Grizzly Energy common stock. Mr. Patrick Montalban owns and manages Altamont Oil and Gas, Inc. Thereafter in July 2004, Majestic Oil & Gas, Inc. acquired all 16,000 issued and outstanding shares of Grizzly Energy, Inc. common stock for the issuance of 1,600,000 shares of our common stock. Prior to the sale to Majestic Oil & Gas, Inc, Altamont Oil & Gas, Inc. incurred an expense of $120,000 in the acquisition of a 50% Working Interest in this well. Altamont retained the remaining 25% interest in this well. The purpose of this transaction was to acquire the working interest.

During the period from inception April 16, 2002 to December 31, 2002, we paid consulting fees totaling $28,000 to Patrick M. Montalban, President, CEO and director, for studies of various oil and natural gas prospects.

Majestic Oil & Gas, Inc. participated in the drilling of the Boucher 27-1, on May 24, 2004,with Altamont Oil & Gas Inc., an affiliate, which is a bonded operator with the Board of Oil and Gas of the state of Montana, and our 33% of the proportionate share of the drilling and completion costs were $32,186.67. For this expenditure, we earned a 25% working interest. The purpose of this transaction was to acquire the working interest.

Altamont Oil & Gas, Inc. is the operator of the wells in which we own our working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. We paid Altamont a fee of $125 per month per well as an operating fee. The purpose of this transaction was to obtain the services of an experienced operator necessary for the operation of the wells in which we have a working interest. As of December 31, 2006, we had an outstanding receivable from Altamont of $8,444 for gas sales, and a payable to Altamont of $12,225 for production taxes and royalties.

We believe the transactions and agreements with related parties were comparable to terms we could have obtained from non-affiliated parties.

We have adopted an oral policy that any opportunity to acquire or develop any oil and gas property or any working interest therein which becomes known to Mr. Montalban or Altamont will be first offered to us. As we would then develop the property or interest, and not Altamont, we would bear all the costs and receive all the profits from these properties or interests, if acquired.

Item 13. Exhibits and Reports on Form 8-K.

(a)   List of documents filed as part of this Report:

      None

(b)   Exhibits:

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Patrick Montalban

      32.1 Section 1350 Certification, Patrick Montalban

Item 14.  Audit Fees

      Audit Fees

For fiscal year end 12/31/05: $16,000
For fiscal year end 12/31/06: $15,000 (estimated)

      No other fees as specified in Item 9(e) of Schedule 14A charged.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title                         Name              Date             Signature
--------------------   -----------------   -------------   ---------------------


Principal Executive    Patrick Montalban   APRIL 1, 2007   /s/ Patrick Montalban
Officer                                                    ---------------------


Principal Accounting   Patrick Montalban   APRIL 1, 2007   /s/ Patrick Montalban
Officer                                                    ---------------------


Principal Financial    Patrick Montalban   APRIL 1, 2007   /s/ Patrick Montalban
Officer                                                    ---------------------

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE                      NAME           TITLE         DATE
---------------------   -----------------   --------   -------------


/s/ Patrick Montalban   Patrick Montalban   Director   APRIL 1, 2007
---------------------


/s/  Danny Mitchell     Danny Mitchell      Director   APRIL 1, 2007
---------------------