Form 10QSB
period 2007-03-31
MAJESTIC OIL & GAS
filed 2007-05-14
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

MAJESTIC OIL & GAS INC.
---------------------------------------------------------
(Name of small business issuer in its charter)

20-3955577
-----------------
(I.R.S. employer identification number)

P.O Box 488 Cut Bank, Montana    59427
--------------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)

Issuer's telephone number: 406-873-5580

SEC File Number: File No. 333-127813

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,240,000 shares of common stock outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Majestic Oil & Gas’s latest annual report filed with the Commission on Form 10-KSB.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2007	December 31
	UNAUDITED	2006

ASSETS
Cash and cash equivalents	$176,867	$189,304
Trade receivables	8,795	8,444

Total Current Assets	185,662	197,748

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full
cost method of accounting:
Properties being amortized	192,187	192,187
Less accumulated depletion, amortization and impairment	(54,000)	(50,500)

Net Property and Equipment	138,187	141,687

Total Assets	$323,849	$339,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$15,442	$3,319
Production taxes and royalties payable	2,211	12,225

	17,653	15,544

Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 6,240,000 shares	624,000	624,000
(Deficit) accumulated during the development stage	(317,804)	(300,109)

Total Stockholders' Equity	306,196	323,891

	$323,849	$339,435

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Inception
	Ended	Ended	(April 16, 2002)
	March 31, 2007	March 31, 2006	To March 3, 2007
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$8,795	$21,632	$264,202

EXPENSES
Administrative staff	2,109	1,615	17,267
Organization expenses	-	-	301,115
Taxes & royalties	2,211	5,438	72,730
Well operating fees	125	250	6,669
Legal, accounting and filing fees	15,859	12,830	82,495
Consulting	-	-	28,000
Engineering	-	-	1,500
Travel	-	-	2,699
Depletion and amortization	3,500	5,000	54,000
Transfer Agent Fees	875	450	8,268
Bank Charges	-	-	358
Field expenses	824	218	2,827
Office Expenses	797	275	1,851
Phone and utilities	190	218	2,313
Currency exchange (gain) loss	-	-	(86)
	26,490	26,294	582,006

NET INCOME (LOSS)	$(17,695)	(4,662)	$(317,804)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding	6,240,000	6,240,000
Diluted potential shares -
stock warrants	-	-

Adjusted weighted average shares	6,240,000	6,240,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			(Deficit)
			Accumulated
			During
	Common Stock		Development
	Shares	Amount	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO
DECEMBER 31, 2004	-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	624,000
Net loss	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	(346,422)	277,578
Common stock issued	-	-	-	-
Net income	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	(280,041)	343,959
Common stock issued	-	-	-	-
Net loss	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	(300,109)	323,891

Common stock issued	-	-	-	-
Net loss for the three months
ended March 31, 2007 (UNAUDITED)	-	-	(17,695)	(17,695)

BALANCE, MARCH 31, 2007	6,240,000	$624,000	$(317,804)	$306,196

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months	Three Months	(April 16, 2002)
	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net income (loss)	$(17,695)	$(4,662)	$(317,804)
Changes and credits to net income (loss)
not affecting cash
Depletion and amortization	3,500	5,000	54,000
Organizational expenses paid with
stock	-	-	300,000
Legal fees paid with stock	-	-	25,000
Changes in assets and liabilities
Trade receivables	(351)	11,077	(8,795)
Production taxes and royalties payable	(10,014)	5,079	2,211
Accounts payable	12,123	1,059	15,442

NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(12,437)	17,553	70,054

INVESTING ACTIVITIES
Additions to property and equipment	-	-	(32,187)

NET CASH USED FOR INVESTING
ACTIVITIES	-	-	(32,187)

FINANCING ACTIVITIES
Proceeds from issuance of stock	-	-	139,000

NET CASH USED FROM FINANCING
ACTIVITIES	-	-	139,000

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(12,437)	17,553	176,867

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	189,304	162,732	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$176,867	$180,285	$176,867

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited March 31, 2007 Financial Statements:

Note 1 - Business Activity and Basis of Presentation

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

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the entire year.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2006.

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($317,804) through March 31, 2007. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtai

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2006 annual audited financial statements, except that the following significant accounting policies were adopted during the three months March 31, 2007:

Oil and Gas Interests
The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas interests is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited March 31, 2007 Financial Statements (continued):

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved reserves plus the cost, or estimated fair market value if lower, of unproved interests. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Revenue Recognition
The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from the wells and when ultimate collection is reasonably assured.

Note 3 - Organization and Development of the Company

The Company was formed on April 16, 2002 as a corporation. The Company is considered a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). The accompanying interim financial statements reflect limited oil and gas development and production activities and they are not necessarily indicative of what the financial statements will reflect once the intended operations of the Company are fully underway.

The Company is currently trading on the Over the Counter Bulletin Board under the symbol MJOG.OB.

Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of March 31, 2007, the estimated future cost to plug and abandon the Company's gas wells was not significant. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of March 31, 2007, the Company had an outstanding receivable from Altamont of $8,795 for gas sales, and a payable to Altamont of $2,211 for production taxes and royalties.

Note 6 - Subsequent Events

The Company entered into a Farm-out Agreement with Altamont and Numbers, Inc to drill a 10-well natural gas development program. This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana. The locations for the development program were determined from information gathered from a geological and engineering study. The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed. The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company's interest will revert to 50%.

The Company has adopted a stock option plan, and on April 17, 2007 granted options to purchase a total of 450,000 shares to its employees and directors. The exercise price of the options is $0.23 per share and they have no expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

The Company entered into a Farm-out Agreement with Altamont Oil & Gas, Inc and Numbers, Inc to drill a 10-well natural gas development program. This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana.

The Lake Frances Field was discovered by Altamont Oil & Gas, Inc., in May 2004 by drilling the Altamont/Boucher 27-1 discovery well. This well had Initial Production of 400,000 mcf from the 4th Bow Island at a depth of 2,157’ and shut-in pressure of 230 pounds.

Management conducted a thorough geological and engineering study of information gathered from previous successful drilling programs. From these drilling programs 10 of 11 wells are successful producing gas wells in the Lake Frances Field. The locations for the development program were determined from information gathered from the geological and engineering study. The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed. Majestic Oil & Gas, Inc. will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time Majestic Oil & Gas, Inc’s interest will revert to 50%.

Management is confident that, if the results are as anticipated based upon the above, this program has the potential to significantly increase the income of the Company and we look forward to the possibility negotiating additional farm-out agreements after this program is completed.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 vs. Three months ended March 31, 2006

Revenues for the period ending March 31, 2007 were $8,795 compared to $21,632 for the period ending March 31, 2006. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a decrease in production volumes, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	426.94	3.57	446.33	9.00
February	365.06	3.53	380.33	5.80
March	397.24	3.83	434.36	4.60

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	297.83	3.57	590.70	9.00
February	242.14	3.53	408.17	5.80
March	262.14	3.83	422.19	4.60

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for period ending March 31, 2007 were 1,991 MCF compared to 2,682 MCF for period ending March 31, 2005. The production decline will not be as drastic in 2007, as the gathering system has been upgraded with new compression, which has allowed for more consistent production.

Our expenses of $26,490 increased slightly during the period ending March 31, 2007 compared to the $26,294 reported for the period ending March 31, 2006. There was a decrease in the expense for taxes and royalties of $3,227 from the $5,438 reported for the period ending March 31, 2006 compared to the $2,211 reported for the period ending March 31, 2007 due to decreased price and production. This is offset by an increase in legal and accounting expenses of $3,029 from the $12,830 reported for the period ending March 31, 2006 compared to the $15,859 reported for the period ending March 31, 2007. The majority of the legal and accounting fees are a result of fees paid to our corporate auditor for the December 31, 2006 financial statement audit.

The Company showed a Net Loss of $17,695 for the period ending March 31, 2007. This compares to the Net Loss of $4,662 for the period ending March 31, 2006. The variance between these periods is directly related to the decrease in revenues and volumes during the First Quarter of 2007.

LIQUIDITY AND RESOURCE CAPITAL

We are a development stage company. From our inception to March 31, 2007, we incurred an accumulated deficit of ($317,804). This deficit is primarily the result of $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002. In addition, as of March 31, 2007, we had $176,867 of current cash available. Our cash resources of $176,867 are not sufficient to satisfy our cash requirements over the next 12 months.

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

Item 3. Controls and Procedures

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Majestic Oil & Gas, Inc. Date: May 14, 2007 /s/ Patrick Montalban Patrick Montalban Chief Executive Officer and Chief Financial Officer