Form 10QSB
period 2007-06-30
MAJESTIC OIL & GAS
filed 2007-08-20
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,372,000 shares of common stock outstanding as of
June 30, 2007.

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

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31
	UNAUDITED	2006

ASSETS
Cash and cash equivalents	$140,088	$189,304
Trade receivables	7,581	8,444
Total Current Assets	147,669	197,748

OIL AND GAS PROPERTIES
Oil and gas properties, using the full
cost method of accounting:
Properties being amortized	192,187	192,187
Properties not subject to amortization	47,088	-
Less accumulated depletion, amortization and impairment	(57,100)	(50,500)
Net Oil and Gas Properties	182,175	141,687

OTHER ASSETS
Website development costs	2,500	-

Total Assets	$332,344	$339,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$10,646	$3,319
Production taxes and royalties payable	2,523	12,225
Total Liabilities	13,169	15,544

Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 6,372,000 shares	657,000	624,000
(Deficit) accumulated during the development stage	(337,825)	(300,109)
Total Stockholders' Equity	319,175	323,891
	$332,344	$339,435

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(April 16, 2002)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	To June 30, 2007
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$7,582	$9,686	$16,377	$27,532	$271,784

EXPENSES
Administrative staff	3,069	1,719	5,178	3,334	20,336
Organization expenses	-	-	-	-	301,115
Taxes & royalties	1,906	2,435	4,117	3,293	74,636
Well operating fees	250	250	375	500	6,919
Legal, accounting and filing fees	11,425	4,742	27,284	17,572	93,920
Consulting	2,500	-	2,500	-	30,500
Engineering	2,362	-	2,362	-	3,862
Travel	-	-	-	-	2,699
Depletion and amortization	3,100	5,000	6,600	10,000	57,100
Transfer agent fees	1,068	450	1,943	900	9,336
Bank charges	38	-	38	-	396
Field expenses	1,688	610	2,512	829	4,515
Office expenses	-	-	797	275	1,851
Phone and utilities	197	203	387	421	2,510
Currency exchange (gain) loss	-	-	-	-	(86)
	27,603	15,409	54,093	37,124	609,609

NET INCOME (LOSS)	(20,021)	(5,723)	$(37,716)	(9,592)	$(337,825)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding	6,251,470	6,240,000	6,251,470	6,240,000
Diluted potential shares -
stock warrants	-	-	-	-

Adjusted weighted average shares	6,251,470	6,240,000	6,251,470	6,240,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			(Deficit)
			Accumulated
			During
	Common Stock		Development
	Shares	Amount	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO
DECEMBER 31, 2004	-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	624,000
Net loss	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	(346,422)	277,578
Common stock issued	-	-	-	-
Net income	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	(280,041)	343,959
Common stock issued	-	-	-	-
Net loss	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	(300,109)	323,891

Common stock issued (UNAUDITED)	132,000	33,000	-	33,000
Net loss for the six months
ended June 30, 2007 (UNAUDITED)	-	-	(37,716)	(37,716)

BALANCE, JUNE 30, 2007 (UNAUDITED)	6,372,000	$657,000	$(337,825)	$319,175

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Six Months	Six Months	(April 16, 2002)
	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net income (loss)	$(37,716)	$(9,592)	$(337,825)
Changes and credits to net income (loss)
not affecting cash
Depletion and amortization	6,600	10,000	57,100
Organizational expenses paid with
stock	-	-	300,000
Legal fees paid with stock	-	-	25,000
Changes in assets and liabilities
Trade receivables	863	27,891	(7,581)
Production taxes and royalties payable	(9,702)	(2,510)	2,523
Accounts payable	7,327	-	10,646

NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(32,628)	25,789	49,863

INVESTING ACTIVITIES
Website development	(2,500)	-	(2,500)
Additions to oil and gas properties	(47,088)	-	(79,275)

NET CASH USED FOR INVESTING
ACTIVITIES	(49,588)	-	(81,775)

FINANCING ACTIVITIES
Proceeds from issuance of stock	33,000	-	172,000

NET CASH USED FROM FINANCING
ACTIVITIES	33,000	-	172,000

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(49,216)	25,789	140,088

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	189,304	162,732	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$140,088	$188,521	$140,088

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited June 30, 2007 Financial Statements:

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

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the entire year.

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

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($337,825) through June 30, 2007. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2006 annual audited financial statements, except that certain significant accounting policies were adopted during the six months ended June 30, 2007:

Adopted prior to the six months ended June 30, 2007 -
Oil and Gas Interests

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

Notes to Unaudited June 30, 2007 Financial Statements (continued):

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

Adopted during the six months ended June 30, 2007 -
Website Development Costs
The Company has capitalized the costs associated with development of its website, and intends to amortize the cost over a three year period.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first six months of 2007, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of June 30, 2007, the estimated future cost to plug and abandon the Company's gas wells was not significant. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited June 30, 2007 Financial Statements (continued):

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of June 30, 2007, the Company had an outstanding receivable from Altamont of $7,581 for gas sales, and a payable to Altamont of $2,523 for production taxes and royalties. The Company also purchased three oil and gas leases from Altamont during the six months ended June 30, 2007 for a total of $20,480. This was the same amount originally paid by Altamont to acquire the leases.

Note 6 - Farm Out Agreement

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

Note 7 - Stock Option Plan

The Company voided a stock option plan orginally adopted April 17, 2007 and no options were issued. The Company continues to evalute the granting of stock options to its employees and directors, however, no options are currently outstanding.

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

Based upon our Management's experience in the industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities.

Recent Developments

The Company acquired leases covering approximately 2,675 acres of undeveloped land during the Second Quarter of 2007, for the purposes of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields.

The Company previously entered into a Farm-out Agreement with Altamont Oil & Gas, Inc and Numbers, Inc to drill a 10-well natural gas development program. This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana.

Management is confident that, if the results are as anticipated, these leases and development program have the potential to significantly increase the income of the Company and we look forward to the possibility negotiating additional farm-out agreements after this program is completed.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 vs. Three months ended June 30, 2006

Revenues for the Three Month period ended June 30, 2007 were $7,582 compared to $9,686 for the Three Month period ended June 30, 2006. This decrease of $2,104 in the revenues between the two periods is a direct result of the decrease in the price received for our natural gas production along with a decrease in production volumes, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
April	378.47	3.50	363.00	3.75
May	370.22	3.67	389.81	4.00
June	339.08	3.80	374.55	3.15

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
April	238.84	3.50	327.53	3.75
May	222.13	3.67	373.73	4.00
June	166.24	3.80	370.63	3.15

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the three-month period ended June 30, 2007 were 1,714.98 MCF compared to 2,199.25 MCF for three-month period ended June 30, 2006.

Our expenses for the Three Months Ended June 30, 2007 were $27,603 compared to $15,409 for the same period in 2006. There was an increase in expenses of $12,194, which was due mainly to an increase in Legal, Accounting and Filing fees for the period in addition to Engineering and Consulting fees. The majority of the legal and accounting fees are a result of fees paid to our corporate auditor for the December 31, 2006 financial statement audit in addition to fees paid for preparation and review of March 31, 2007 financial statements.

The Company showed a Net Loss of $20,021 for the Three Months Ended June 30, 2007. This compares to the Net Loss of $5,723 for the Three Months Ended June 30, 2006. The variance between these periods is directly related to the decrease in revenues and volumes during the period and an increase in expenses, as previously described.

Six months ended June 30, 2007 vs. Six months ended June 30, 2006

Revenues for the Six Month period ended June 30, 2007 were $16,377 compared to $27,532 for the period Six Month period ended June 30, 2006, resulting in a decrease of $11,155. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a decrease in production volumes, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	426.94	3.57	446.33	9.00
February	365.06	3.53	380.33	5.80
March	397.24	3.83	434.36	4.60
April	378.47	3.50	363.00	3.75
May	370.22	3.67	389.81	4.00
June	339.08	3.80	374.55	3.15

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	297.83	3.57	590.70	9.00
February	242.14	3.53	408.17	5.80
March	262.14	3.83	422.19	4.60
April	238.84	3.50	327.53	3.75
May	222.13	3.67	373.73	4.00
June	166.24	3.80	370.63	3.15

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the six-month period ended June 30, 2007 were 3,706.33 MCF compared to 4,881.33 MCF for period ended June 30, 2006.

Our expenses for the Six Months Ended June 30, 2007 were $54,093, compared to $37,124 for the same period in 2006. This increase in expenses of $16,959 was due mainly to an increase in Legal, Account and Filing fees for the period in addition to Engineering and Consulting fees. The majority of the legal and accounting fees are a result of fees paid to our corporate auditor for the December 31, 2006 financial statement audit in addition to fees paid for preparation and review of March 31, 2007 financial statements.

The Company showed a Net Loss of $37,716 for the Six Months Ended June 30, 2007 compared to a Net Loss of $9,592 for the same period in 2006. The variance between these periods is directly related to the decrease in revenues and volumes during the period and an increase in expenses, as previously described.

LIQUIDITY AND RESOURCE CAPITAL

We are a development stage company. From our inception to June 30, 2007, we incurred an accumulated deficit of ($337,825). This deficit is primarily the result of $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002. In addition, as of June 30, 2007, we had $140,088 of current cash available. Our cash resources of $140,088 are not sufficient to satisfy our cash requirements over the next 12 months.

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

COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into an operating agreement with Altamont Oil & Gas, Inc., a related entity, through which Altamont Oil & Gas, Inc. will operate the wells in which we have acquired a working interest. Our share of monthly operating costs will be deducted from our monthly share of production revenue.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-QSB, our disclosure controls and procedures were effective in timely recording, processing, summarizing and reporting material information required to be included in our Exchange Act filings.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the Three-Month Period Ended June 30, 2007, the Company issued 132,000 shares to 2 shareholders at a price of $0.25 per share, as a result of outstanding warrants being exercised during the period.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•
The distributions were made only to investors who were accredited or sophisticated enough to evaluate the risks of the investment, based upon the fact that all investors were known to us and had a prior relationship with us and based upon information provided in subscription agreements.

In connection with the above transactions, although some of the investors were accredited, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

The shares underlying the warrants are registered for resale on our registration statement.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports Filed on Form 8-K

Form 8-K filings

8-K Current report, item 9.01; 2007-05-08

8-K Current report, items 1.01 and 9.01; 2007-04-30

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

Date: August 18, 2007

/s/ Patrick Montalban
Patrick Montalban
Chief Executive Officer and Chief Financial Officer