Form 10QSB
period 2007-09-30
MAJESTIC OIL & GAS
filed 2007-11-13
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

MAJESTIC OIL & GAS, INC.

(Name of small business issuer in its charter)

20-3955577

 (I.R.S. employer identification number)

P.O Box 488 Cut Bank, Montana	59427
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: 406-873-5580

SEC File Number: File No. 333-127813

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,810,000 shares of common stock outstanding as of November 9, 2007.

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

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	December 31
	UNAUDITED	2006

ASSETS
Cash and cash equivalents	$172,935	$189,304
Trade receivables	5,515	8,444

Total Current Assets	178,450	197,748

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	192,187	192,187
Properties not subject to amortization	59,997	-
Less accumulated depletion, amortization and impairment	(59,700)	(50,500)

Net Oil and Gas Properties	192,484	141,687

OTHER ASSETS
Website development costs (less accumulated amortization)	2,290	-

Total Assets	$373,224	$339,435

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$689	$3,319
Production taxes and royalties payable	1,386	12,225

Total Liabilities	2,075	15,544

Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 6,645,000 shares	725,250	624,000
Additional paid in capital	21,295	-
(Deficit) accumulated during the development stage	(375,396)	(300,109)

Total Stockholders' Equity	371,149	323,891

	$373,224	$339,435

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	(April 16, 2002)
	September 30,	September 30,	September 30,	September 30,	To September 30,
	2007	2006	2007	2006	2007
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$5,515	$12,751	$21,893	$40,283	$277,300

EXPENSES
Administrative staff	4,592	1,653	9,770	4,987	24,928
Board compensation	21,295	-	21,295	-	21,295
Organization expenses	-	-	-	-	301,115
Taxes & royalties	1,387	6,125	5,504	9,418	76,023
Well operating fees	375	3,264	750	3,764	7,294
Legal, accounting and filing fees	5,451	5,721	32,735	23,293	99,371
Consulting	493	-	2,993	-	30,993
Engineering	-	-	2,362	-	3,862
Travel	2,226	-	2,226	-	4,925
Depletion and amortization	2,600	5,000	9,200	15,000	59,700
Transfer agent fees	1,265	450	3,208	1,350	10,601
Bank charges	160	-	198	-	556
Field expenses	1,021	1,858	3,533	2,687	5,536
Office expenses	139	98	936	373	1,990
Advertising	248	-	248	-	248
Phone and utilities	122	198	509	619	2,632
Amortization	210	-	210	-	210
Other regulatory expenses	1,503	-	1,503	-	1,503
Currency exchange (gain) loss	-	-	-	-	(86)
	43,087	24,367	97,180	61,491	652,696

NET INCOME (LOSS)	(37,572)	(11,616)	$(75,287)	(21,208)	$(375,396)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	6,472,500	6,240,000	6,325,956	6,240,000
Diluted potential shares - stock warrants	-	-	-	-

Adjusted weighted average shares	6,472,500	6,240,000	6,325,956	6,240,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				(Deficit)
				Accumulated
			Additional	During
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	624,000
Net loss	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	(346,422)	277,578
Common stock issued	-	-	-	-	-
Net income	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	(280,041)	343,959
Common stock issued	-	-	-	-	-
Net loss	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	(300,109)	323,891

Common stock issued (UNAUDITED)	405,000	101,250	-	-	101,250
Common stock options issued (UNAUDITED)	-	-	21,295	-	21,295
Net loss for the nine months ended September 30, 2007 (UNAUDITED)	-	-	-	(75,287)	(75,287)

BALANCE, SEPTEMBER 30, 2007 (UNAUDITED)	6,645,000	$725,250	$21,295	$(375,396)	$371,149

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Nine Months	Nine Months	(April 16, 2002)
	Ended	Ended	Through
	September 30, 2007	September 30, 2006	September 30, 2007
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net income (loss)	$(75,287)	$(21,208)	$(375,396)
Changes and credits to net income (loss) not affecting cash
Depletion and amortization	9,410	15,000	59,910
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	25,000
Stock compensation expense	21,295	-	21,295
Changes in assets and liabilities
Trade receivables	2,929	25,998	(5,515)
Production taxes and royalties payable	(10,839)	3,709	1,386
Accounts payable	(2,630)	-	689

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(55,122)	23,499	27,369

INVESTING ACTIVITIES
Website development	(2,500)	-	(2,500)
Additions to oil and gas properties	(59,997)	-	(92,184)

NET CASH USED FOR INVESTING ACTIVITIES	(62,497)	-	(94,684)

FINANCING ACTIVITIES
Proceeds from issuance of stock	101,250	-	240,250

NET CASH USED FROM FINANCING ACTIVITIES	101,250	-	240,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,369)	23,499	172,935

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	189,304	162,732	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$172,935	$186,231	$172,935

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited September 30, 2007 Financial Statements:

Note 1 - Business Activity and Basis of Presentation

Principle Business Activity

Majestic Oil & Gas, Inc. (Company) is a development stage enterprise and its operations consist of oil and natural gas development and production in the Rocky Mountain region. The financial statements and notes to the financial statements are the representation of the Company's management, who is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage enterprises.

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the entire year.

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

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($375,396) through September 30, 2007. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2006 annual audited financial statements, except that certain significant accounting policies were adopted during the nine months ended September 30, 2007:

Adopted prior to the nine months ended September 30, 2007 -
Oil and Gas Interests

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

Notes to Unaudited September 30, 2007 Financial Statements (continued):

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

Adopted during the nine months ended September 30, 2007 -
Website Development Costs

The Company has capitalized the costs associated with development of its website, and is amortizing the cost over a three year period.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No.123(R), “Share-Based Payment,” which specifies the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006. The Company had no stock based compensation grants made before year 2007.

Accordingly, the provisions of SFAS No.123(R) pertaining to pre-2006 grants do not apply. The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first nine months of 2007, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Unaudited September 30, 2007 Financial Statements (continued):

Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of September 30, 2007, the estimated future cost to plug and abandon the Company's gas wells was not significant. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of September 30, 2007, the Company had an outstanding receivable from Altamont of $5,515 for gas sales, and a payable to Altamont of $1,386 for production taxes and royalties. The Company also purchased four oil and gas leases from Altamont during the nine months ended September 30, 2007 for a total of $28,144. This was the same amount originally paid by Altamont to acquire the leases.

Note 6 - Farm Out Agreement

The Company entered into a Farm-out Agreement with Altamont and Numbers, Inc., an entity whose owner is a member of the Board of Directors of the Company, to drill a 10-well natural gas development program. This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana. The locations for the development program were determined from information gathered from a geological and engineering study. The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed. The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company's interest will revert to 50%.

Note 7 - Stock Options

The Company voided a stock option plan orginally adopted April 17, 2007 and no options were issued. The Company continues to evalute the granting of stock options to its employees and directors.

The Company granted an option to buy 125,000 shares at $0.38 per share to a member of the Company's Board of Directors of the Company on August 9, 2007. These options expire on August 9, 2008. The fair value of these options, $21,295, was recorded as Board compensation and additional paid in capital at the time the options were granted.

Note 8 - Subsequent Events

On October 3, 2007, the Company issued 80,000 shares of its common stock to corporate legal counsel for legal services.

The Company participated in a drilling program during the month of October 2007. Two wells have been drilled to date, and the Company holds a 25% working interest in each of these two wells.

On October 24, 2007, the Company assigned to Altamont and to Numbers, Inc., an undivided 50% interest to each entity in oil and gas leases in Pondera County, Montana on 40 acres.

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

Recent Developments

The Company acquired leases covering approximately 1,248.9 acres of undeveloped land during the Third Quarter of 2007, for the purposes of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields.

During the Second Quarter 2007, the Company entered into a Farm-out Agreement with Altamont Oil & Gas, Inc and Numbers, Inc to conduct a 10-well natural gas development program. This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana.

Subsequent to September 30, 2007, Majestic Oil & Gas, Inc recently participated in a drilling program in the Lake Frances Field during October 2007. Two successful gas wells have been drilled to-date; the B Ag, Inc #25-1 and the Vandenbos #19-1. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and once the wells are completed and placed on production, the Company expects to see a significant increase in production volumes.

RESULTS OF OPERATIONS

Three months ended September 30, 2007 vs. Three months ended September 30, 2006

Revenues for the three-month period ending September 30, 2007 were $5,515 compared to $12,751 for the three-month period ending September 30, 2006. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a decrease in production volumes, as shown in the chart below. This decrease is due to the natural production decline. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
July	348.36	3.60	399.30	3.20
August	336.39	2.95	402.60	3.33
September	309.58	2.55	380.33	3.35

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
July	190.58	3.60	370.84	3.20
August	160.67	2.95	352.48	3.33
September	139.01	2.55	341.14	3.35

Majestic Oil & Gas, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for period ending September 30, 2007 were 1,484.59 MCF compared to 2,246.69 MCF for period ending September 30, 2006.

Our expenses of $43,087 increased significantly during the three-month period ending September 30, 2007 compared to the $24,367 reported for the same period in 2006. This increase is a direct result of Board Compensation expense of $21,295, wherein the Company offered a Stock Option as incentive to bring another Director on to the Board. The Company saw a decrease in the expense for taxes and royalties of $4,738 from the $6,125 reported for the three-month period ending September 30, 2006 compared to the $1,387 three-month period ending September 30, 2007 due to decreased price and production. This is offset by an increase in Travel expenses of $2,226 for the period, in addition to increased Administrative Staff expenses from the $1,653 reported for the three-month period ending September 30, 2006 compared to the $4,592 reported for the three-month period ending September 30, 2007. The majority of the legal and accounting fees are a result of fees paid to our accountants and corporate auditor for the First and Second Quarter 2007 financial statement preparation and review.

The Company showed a Net Loss of $37,572 for the three-month period ending September 30, 2007. This compares to the Net Loss of $11,616 for the same period in 2006. The variance between these periods is directly related to the decrease in revenues and volumes during the Third Quarter of 2007 and the changes in expenses detailed above.

Nine months ended September 30, 2007 vs. Nine months ended September 30, 2006

Revenues for the nine-month period ending September 30, 2007 were $21,893 compared to $40,283 for the period nine-month period ending September 30, 2006, resulting in a decrease of $18,390. The reason for the major decrease in the revenues between these two periods is a direct result of the decrease in the price received for our natural gas production along with a decrease in production volumes, as shown in the chart below. This decrease is due to natural production decline. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	426.94	3.57	446.33	9.00
February	365.06	3.53	380.33	5.80
March	397.24	3.83	434.36	4.60
April	378.47	3.50	363.00	3.75
May	370.22	3.67	389.81	4.00
June	339.08	3.80	374.55	3.15
July	348.36	3.60	399.30	3.20
August	336.39	2.95	402.60	3.33
September	309.58	2.55	380.33	3.35

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	297.83	3.57	590.70	9.00
February	242.14	3.53	408.17	5.80
March	262.14	3.83	422.19	4.60
April	238.84	3.50	327.53	3.75
May	222.13	3.67	373.73	4.00
June	166.24	3.80	370.63	3.15
July	190.58	3.60	370.84	3.20
August	160.67	2.95	352.48	3.33
September	139.01	2.55	341.14	3.35

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the nine-month period ending September 30, 2007 were 5,190.92 MCF compared to 7,128.02 MCF for the nine-month period ending September 30, 2006.

Our expenses for the Nine Months Ended September 30, 2007 were $97,180, compared to $61,491 for the same period in 2006. This increase in expenses of $35,689 was due, in part, to an increase in Legal, Accounting and Filing fees of $9,442 for the period in addition to Engineering and Consulting fees of $5,355. Also, the Company incurred a Board Compensation expense of $21,295, wherein the Company offered a Stock Option as incentive to bring another Director on the Board. The majority of the legal and accounting fees are a result of fees paid to our accountants and corporate auditor for the preparation and audit of the 2006 financial statements, as well as, first and second quarter financial statement preparation and review. The increase in Engineering fees were a result of the hiring of a professional engineering firm to update the 2006 annual reserve report for the year-end Audit. The reported Consulting fee expenses were incurred for public relations purposes.

The Company showed a Net Loss of $75,287 for the Nine Months Ended September 30, 2007 compared to a Net Loss of $21,208 for the same period in 2006. The variance between these periods is directly related to the decrease in revenues and volumes during the period and an increase in expenses, as previously described.

LIQUIDITY AND RESOURCE CAPITAL

We are a development stage company. From our inception to September 30, 2007, we incurred an accumulated deficit of ($375,396). This deficit is primarily the result of $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002. In addition, as of September 30, 2007, we had $172,935 of current cash available. Our cash resources of $172,935 are not sufficient to satisfy our cash requirements over the next 12 months.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses reported. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply, or intend to apply , in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies.

Oil and Gas Activities
Accounting for oil and gas activities is subject to special, unique rules. Two generally accepted methods of accounting for oil and gas activities are available — successful efforts and full cost. The most significant differences between these two methods are the treatment of exploration costs and the manner in which the carrying value of oil and gas properties are amortized and evaluated for impairment. The successful efforts method requires exploration costs to be expensed as they are incurred while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Full Cost Method
We use the full cost method of accounting for our oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas interests is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not yet been established due to the recent commencement of production. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

Depreciation, Depletion and Amortization
The quantities of estimated proved oil and gas reserves will be a significant component of our calculation of depletion expense, and revisions in such estimates may alter the rate of future expense. Holding all other factors constant, if reserves are revised upward, earnings would increase due to lower depletion expense. Likewise, if reserves are revised downward, earnings would decrease due to higher depletion expense.

Future Development and Abandonment Costs
Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production equipment, gathering systems and related equipment as well as land restoration costs. The Company develops estimates of these costs for each of our properties based upon their geographic location, type of production equipment, well depth, currently available procedures and ongoing consultations with construction and engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

The accounting for future abandonment costs is based upon SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard requires that a liability for the discounted fair value of an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Holding all other factors constant, if our estimate of future abandonment and development costs is revised upward, earnings would decrease due to higher depreciation, depletion and amortization (“DD&A”) expense. Likewise, if these estimates are revised downward, earnings would increase due to lower DD&A expense.

Revenue Recognition
The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from the wells and when ultimate collection is reasonably assured. As of September 30, 2007, the Company had only natural gas sales.

Stock Based Compensation
The Company accounts for stock based compensation in accordance with SFAS No.123(R), “Share-Based Payment,” which specifies the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006. The Company has no stock based compensation grants made before year 2006.

Accordingly, the provisions of SFAS No.123(R) pertaining to pre-2006 grants do not apply. The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.

Income Taxes
Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first nine months of 2007, the Company recognized no adjustments for uncertain tax benefits.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this report on Form 10-QSB, our Chief Executive Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially effected, or are reasonably likely to materially affect its internal control over financial reporting for that period.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the quarter ending September 30, 2007, Majestic Oil & Gas, Inc issued 273,000 shares at a price of $0.25 per share for Gross Proceeds of $68,250 from the exercise of Warrants by 10 warrant holders.

Our shares were issued in all of the foregoing transactions in reliance upon Section 4(2) of the 1993 Act in view of the following:

• None of these issuances involved underwriters, underwriting discounts or commissions,
• The distribution did not involve general solicitation or advertising,
• The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

Furthermore, all of the above-referenced persons were provided the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

As the shares underlying the Warrants were registered for resale on Form SB-2, no restrictive legends were placed on all certificates issued, as described above.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports Filed on Form 8-K

Form 8-K filings

8-K Current report, item 9.01; 2007-05-08 (Update)
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

Date: November 9, 2007

/s/ Patrick Montalban
Patrick Montalban
Chief Executive Officer and Chief Financial Officer