Form 10KSB
period 2007-12-31
MAJESTIC OIL & GAS
filed 2008-04-10
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ________

File No. 333-127813

Majestic Oil & Gas, Inc.
(Name of small business issuer in our charter)

Nevada	4600	20-1673271
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

P.O Box 488 Cut Bank, Montana	59427
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone 406-873-5580

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,508,000 shares of common stock outstanding as of March 5, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes: ☐  No: ☒

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $41,189

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 10, 2008 the aggregate market value of the common equity held by non-affiliates totaled $1,296,280. This was calculated using 7,508,000 shares outstanding less 3,000,000 shares held by Patrick M. Montalban, President & CEO less 1,600,000 shares held by Altamont Oil & Gas, Inc. less 90,000 shares held by Danny Mitchell, Director, multiplied by $0.46 per share.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐
No ☐ Not Applicable

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,508,000 shares of common stock outstanding as of March 10, 2008.

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

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

TABLE OF CONTENTS

To be inserted

Part I

Item 1. Description of Business.

Business Development

We were incorporated in Nevada on April 16, 2002 as M2 Group Energy Corporation. On June 21, 2004, we changed our name to Majestic Oil & Gas, Inc. We are authorized to issue 100,000,000 shares of common stock of which 7,508,000 shares are outstanding.

We, through our wholly-owned subsidiary, Grizzly Energy, Inc., own a 25% working interest in a producing gas well on a state of Montana lease located in Section 36-T29N-R5W, Pondera County, Montana (Ludwig/State #36-1). It currently has gas reserves of 29.72 million cubic feet of Proved Net Producing Reserves, which are reserves established based upon actual production. Net Reserves are gross reserves less taxes, royalties and all expenses.

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

Majestic Oil & Gas, Inc participated in the drilling of the Boucher 27-1 with Altamont and our 33% of the proportionate share of the drilling and completion costs were $32,187. For this expenditure, we earned a 25% working interest. The Boucher 27-1 well is located in Section 27-T29N-5W, Pondera County, Montana. This well currently has gas reserves of 14.39 million cubic feet of Proved Net Producing Reserves.

In addition to the above two wells, Majestic Oil & Gas, Inc. participated in the drilling of the B. Ag #25-1, Vandenbos #19-1, Vandenbos #19-2 and Jody Fields #4-1 wells during the Third Quarter of 2007. The Company’s share of drilling and completion costs for these wells is as follows:

B. Ag #25-1:	$46,926
Vandenbos #19-1:	$54,076
Vandenbos #19-2:	$15,334
Jody Fields #4-1:	$50,000.

As a result, Majestic Oil & Gas, Inc. earned a 25% Working Interest in the B. Ag #25-1, the Vandenbos #19-1 and the Jody Fields #4-1.

The Vandenbos #19-1 was the largest gas well drilled to-date, in the Lake Frances area, with initial production of 750 MCF per day. This well currently has natural gas reserves of 69.33 million cubic feet of Proved Net Producing Reserves. The B. Ag. #25-1 well was successfully completed and is currently producing as an economical natural gas well. This well currently has natural gas reserves of 3.0 million cubic feet of Proved Net Producing Reserves. The Vandenbos #19-2 was subsequently plugged and abandoned and the Jody Fields #4-1, which was drilled as a wildcat oil well has yet to be completed.

All wells, in which Majestic Oil & Gas, Inc hold a Working Interest are operated by Altamont Oil & Gas, Inc.

We believe that all the terms of the transactions and agreements with related parties in connection with our business development as described above were comparable to terms we could have obtained from unaffiliated parties.

Business

We are engaged in the exploration, development, acquisition and operation of oil and natural gas properties. Because oil and natural gas exploration and development and development requires significant capital and because our assets and resources are limited, we participate in the oil and natural gas industry through the purchase of interests in either producing wells or oil and natural gas exploration and development and production projects.

Estimates of proved reserves may vary and, as a result, revenues from production may vary significantly from our expectations. We base our estimates of our proved oil and natural gas reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the Securities and Exchange Commission, as to natural gas prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. There are numerous uncertainties inherent in estimating quantities of reserves of gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the our control. The reserve estimates in this prospectus are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

As we have yet to have oil production, we have no basis for estimates of our proved oil reserves and future net revenues from those reserves.

Geologic Data

All wells in which the Company has working interests are located in the Lake Frances Prospect. The Lake Frances Prospect is approximately 10,000 acres in oil and gas leases. The Prospect is located less than three and one half miles west of the Williams Gas Field which has so far produced 4.7 billion cubic feet of gas. The Lake Frances Field is owned in majority and 100% operated by Altamont Oil & Gas, Inc, which is a company owned and managed by Patrick M. Montalban.

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

The production zones in the Lake Frances Area are the lst Bow Island “A” Sandstone, 2nd Bow Island Sandstone, 3rd Bow Island Sandstone and 4th Bow Island “A” and “C” Sandstone. The lithology for the lst Bow Island is Sandstone, grey, fine grained, quartzose, well sorted, rounded grains, micaceous in parts. Average thickness on the lst Bow Island is Sandstone, grey, fine to medium grained, grains (glauconitic). Average thickness in the 4th Bow Island is 8 feet with porosity’s averaging from 18% to 22%. The geological sample description of the lst Bow Island in the angular to rounded, many black chert grains, trace fine pyrite and green glauconitic, calcareous.

Each Sandstone has its own porosity and permeability characteristics. When comparing the 4th Bow Island in the Williams Gas Field, it is a continuous reservoir over a large area. The 4th Bow Island in the Lake Frances Field has also proved to be a continuous reservoir with the drilling and completion of the Boucher 27-1 well. Every well that has been drilled in the Lake Frances Area has produced from the same 4th Bow Island “C” Sandstone. The drive mechanism for the Bow Island is pressure depletion. The character of Bow Island Gas is 900 to 910 BTU dry sweet methane gas.

The primary objective of the Jody Fields #4-1, a wildcat oil well was the Madison/Sun River Dolomite. Other potential zones of interest are the Bow Island and Sunburst Sandstones. A wildcat well is considered to be a well that is drilled, based on a large element of hope, in a frontier area where very little is known about the subsurface. The drilling of this well determined that the site is located on the upside block of a structural fault, which creates an excellent opportunity for an oil deposit. A study of the logs from offsetting wells show good oil or hydrocarbon shows in the Madison/Sun River Dolomite.

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

Natural Gas Reserves

The following table summarizes information regarding our estimated proved natural gas reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon reports prepared by Citadel Engineering Ltd, Petroleum Consultants. In accordance with SEC guidelines, we make the standardized and Proved Producing Reserves – 10% discount estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following end of the year prices: Year ended December 31, 2007

Natural gas (per Thousand Cubic Feet)	$4.06

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas reserves, of necessity, are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of our consultant, Citadel Engineering Ltd, Petroleum Consultants. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of this estimate. The amounts and timing of future operating and development costs may also differ from those used. You should not construe the estimated Proved Producing Reserves – 10% Discount values as representative of the fair market value of our proved natural gas properties. Proved Producing Reserves – 10% Discount values are based upon projected cash inflows at a 10% discount, which do not provide for change in natural gas prices or for escalation of expenses and capital costs. The meaningfulness of these estimates depends upon the accuracy of the assumptions upon which they were based. We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deduct operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We make no provision for income taxes, and base the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from natural gas reserves or their present value.

Natural Gas Sales

We sell the natural gas we produce to gas transmission companies. As is customary in the industry, virtually all of our contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies. As a result, our revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase. At this date, we do not currently engage in hedging transactions and do not have any contracts with future gas production under fixed price contracts.

At March 1, 2008, the weighted net average price of natural gas we produced sold at prices averaging approximately $4.12 per Thousand Cubic Feet.

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

The Company has no oil production thus we have yet to establish a market. However, the Company intends to continue the pursuit of oil prospects and has plans to participate in the drilling of two additional sites offsetting the Jody Fields #4-1 well.

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

We are a very small company in our industry. Many of our current and potential competitors have significantly greater name recognition and more established operations and relationships with persons and entities involved in the oil and natural gas drilling and production business. We compete based upon our management’s experience in the industry.

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

The transportation and certain sales of oil and natural gas in interstate commerce are heavily regulated by agencies of the federal government. Production of any oil and gas by properties in which we have an interest will be affected to some degree by state regulations. States have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Any exploration or production on Federal land will have to comply with the Federal Land Management Planning Act which has the effect generally of protecting the environment. Any exploration or production on private property whether owned or leased will have to comply with the Endangered Species Act and the Clean Water Act. The cost of complying with environmental concerns under any of these acts varies on a case by case basis. In many instances the cost can be prohibitive to development. Environmental costs associated with a particular project must be factored into the overall cost evaluation of whether to proceed with the project.

Research and Development Expenditures

Since inception, we have not incurred any expenditures in research or development.

Employees

We have six part-time employees, one of whom is Mr. Patrick Montalban, our President and CEO. The person supervising our day-to-day operations is Mr. Patrick Montalban. In this capacity, he currently devotes approximately 50% of his time to our business and anticipates that during the next 12 months he will devote approximately 60% of his time to Majestic Oil & Gas. As our business develops, if we raise additional funds and drill or participate in additional wells, Mr. Montalban may devote 75% of his time to our business. Mr. Montalban may have conflicts in allocating his time between our business and his other activities.

We have no collective bargaining agreements. We consider our relationship with our employees to be excellent.

Item 2. Description of Property.

Our offices are located at 33 1st Avenue SW, Cut Bank, Montana 59427. Our telephone number is 406-873-5580. Our offices are in good condition and are sufficient to conduct our operations. This space is provided by our president at no cost.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “MJOG.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the Company’s last quarter of 2006 and the year 2007. The initial trade occurred on October 19, 2006.

	High	Low
October 1 – December 31, 2006	$1.25	$0.19
January 1 – March 31, 2007	$0.51	$0.19
April 1 – June 30, 2007	$0.54	$0.23
July 1 – September 30, 2007	$0.63	$0.30
October 1 – December 31, 2007	$0.57	$0.29

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Options, Warrants, Convertible Securities

We have no outstanding warrants as of March 10, 2008.

The Company granted an option to buy 125,000 shares at $0.38 per share to a member of the Company’s Board of Directors on August 9, 2007. Those options expire on August 9, 2008. The fair value of these options, $21,295, was recorded as stock compensation expense and additional paid in capital at the time the options were granted.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

• Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
• Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
• Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
• Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.

Holders

As of the date of this registration statement, we had 43 holders of record of our common stock.

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

OVERVIEW

Majestic Oil & Gas, Inc is engaged in the exploration, development, acquisition and operation of oil and natural gas properties. Because oil and natural gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or oil and natural gas exploration, development and production projects.

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

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to continue to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities.

Majestic Oil & Gas, Inc participated in a drilling program in the Lake Frances Field during 2007. Two successful gas wells have been drilled to-date; the B Ag, Inc #25-1 and the Vandenbos #19-1. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and the Company expects to see an increase in production volumes, as a result of these two wells. In addition, Majestic Oil & Gas, Inc participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned. The Jody Fields #4-1 well, was a wildcat oil well, which is yet to be completed.

RESULTS OF OPERATIONS

Year ended December 31, 2007 vs. Year ended December 31, 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue	$41,189	$48,727
Expenses	$296,214	$68,795
Net Income (Loss)	$(255,025)	$(20,068)

Revenues for the period ending December 31, 2007 were $41,189 compared to $48,727 for the period ending December 31, 2006. There was a small decrease in the revenues between these two periods as result of the decrease in the price received for our natural gas production, along with a decrease in production volumes for 2007, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	426.94	3.57	446.33	9.00
February	365.06	3.53	380.33	5.80
March	397.24	3.83	434.36	4.60
April	378.47	3.50	363.00	3.75
May	370.43	3.67	389.81	4.00
June	339.08	3.80	374.55	3.15
July	348.36	3.60	399.30	3.20
August	336.39	2.95	402.60	3.33
September	309.58	2.55	380.33	3.35
October	310.61	3.07	382.39	2.25
November	265.03	3.78	394.35	3.13
December	278.85	4.06	472.31	4.12

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
January	297.83	3.57	590.70	9.00
February	242.14	3.53	408.17	5.80
March	262.14	3.83	422.19	4.60
April	238.84	3.50	327.53	3.75
May	222.13	3.67	373.73	4.00
June	166.24	3.80	370.63	3.15
July	190.58	3.60	370.84	3.20
August	160.67	2.95	352.48	3.33
September	139.01	2.55	341.14	3.35
October	133.86	3.07	317.83	2.25
November	95.91	3.78	278.64	3.13
December	104.98	4.06	324.84	4.12

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
November	21.45	3.78	0	0
December	51.15	4.06	0	0

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2007		2006
November	963.19	3.78	0	0
December	1,897.09	4.06	0	0

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1 and Vandenbos #19-1 wells for period ending December 31, 2007 were 9,313 MCF compared to 9,298 MCF for period ending December 31, 2006. The production increased slightly in 2007, as a result of Majestic Oil & Gas, Inc’s participation in the drilling of two new wells being the B. Ag #25-1 and Vandenbos #19-1. The Company expects to see an increase in production volumes in 2008 due to these two new wells. The Company has plans to continue its development of oil and natural gas prospects in the Lake Frances area.

Our expenses increased by $227,419 from the $68,795 reported for the period ending December 31, 2006 compared to the $296,214 reported for the period ending December 31, 2007. There was a small decrease in the expense for taxes and royalties of $1,894 from the $12,249 reported for the period ending December 31, 2006 compared to the $10,355 reported for the period ending December 31, 2007 due to a decrease in price per MCF. This is offset by a significant increase in legal, accounting and filing expenses of $173,036 from the $27,196 reported for the period ending December 31, 2006 compared to the $200,232 reported for the period ending December 31, 2007. The majority of the legal and accounting fees are a result of common stock issued to Michael Williams, Esq., a non-cash expense in the amount of $147,000 during the year ended December 31, 2007, for legal services, and audit fees paid to Gordon, Hughes & Banks, LLP for the audit of the 2006 financial statements and the review of our 2007 quarterly financial statements. Also included in this category are the expenses for filing on EDGAR the Company’s quarterly financial statements. The Company also incurred a one-time expense for options granted to a Director of the Company to purchase 125,000 shares at $0.38 per share. The fair value of these options, $21,295, is recorded as a Stock compensation expense and additional paid in capital at the time the options were granted.

The Company showed a Net Loss of ($255,025) for the period ending December 31, 2007. This compares to the Net Loss of ($20,068) for the period ending December 31, 2006. The variance between these periods is directly related to the decrease in revenues and volumes during 2007, as well as the increase in expenses for the period. We expect to see an increase in revenues during 2008, as a result of the volumes expected from the two new wells. The Company continues to see an increasing trend in natural gas pricing as of the date of this report.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues due to the price per barrel of oil. With the price of crude oil reaching $110.00 per barrel recently and natural gas escalating to $10.00 per MCF, Management is confident that we will build the Company through drilling oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the years 2007 and 2006:

Drilling Activity
	Gross Wells			Net Wells
Year	Total	Producing	Dry	Total	Producing	Dry
2007	3	2	1	0.75	0.50	0.25
2006	-	-	-	-	-	-

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the years 2007 and 2006, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

	2007	2006
Net Production
Oil (Bbls)	-	-
Gas (Mcf)	9,313.2	9,298.4

Average Sales Prices
Oil (per Bbl)	$-	$-
Gas (per Mcf)	$3.31	$3.92

Average Production Cost Per equivalent Bbl of oil	$20.36	$20.38

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to December 31, 2007, we incurred an accumulated deficit of ($555,134). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002, and $266,868 in legal, accounting and filing fees incurred since inception associated with be a publicly traded company. In addition, as of December 31, 2007, we had $77,329 of current cash available. Our cash resources of $77,329 are not sufficient to satisfy our cash requirements over the next 12 months.

We need an additional minimum of $1,000,000 to finance our planned expansion in the next 12 months, which funds will be used for drilling of development oil and natural gas wells in the Lake Frances and Williams Fields. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

The Company acquired leases covering approximately 3,962.56 net acres of undeveloped land during 2007, for the purposes of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields. These leases remain in good standing with the term of the leases being for periods 3 or 5 years. Management considers the value of the properties to be as much or more than for what they were acquired.

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

Item 7. Financial Statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006,
AND
INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2007

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

Table of Contents

Page

INDEPENDENT AUDITORS’ REPORT	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	F-2
Income	F-3
Changes in Stockholders’ Equity	F-4
Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 through F-16

SUPPLEMENTAL INFORMATION
Disclosures about Oil and Gas Producing Activities and Properties - Unaudited	F-17 through F-20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Majestic Oil and Gas, Inc.
(A development stage company)
Cut Bank, Montana

We have audited the consolidated balance sheets of Majestic Oil and Gas, Inc. (a development stage company - the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the cumulative period from Inception (April 16, 2002) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majestic Oil and Gas Inc. as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2007 and 2006 and for the cumulative period from Inception (April 16, 2002) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses since inception and has only recently commenced principal operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 14, 2008

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Cash and cash equivalents	$77,329	$189,304
Trade receivables	17,641	8,444

Total current assets	94,970	197,748

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost pool method of accounting:
Properties being amortized	325,051	192,187
Properties not subject to amortization	124,526	-
Less accumulated depletion, amortization and impairment	(68,800)	(50,500)

Net property and equipment	380,777	141,687

OTHER ASSETS
Website development costs (less accumulated amortization)	2,080	-

Total other assets	2,080	-

Total assets	$477,827	$339,435

LIABILITIES
Accounts payable	$538	$3,319
Production taxes and royalties payable	4,435	12,225

Total current liabilities	4,973	15,544

Asset retirement obligation	3,193	-

Total liabilities	8,166	15,544

STOCKHOLDERS' EQUITY
Common stock, no par value-Authorized, 100,000,000 shares Issued and outstanding, 7,508,000 in 2007 and 6,240,000 shares in 2006	1,005,500	624,000
Additional paid in capital	21,295	-
Stock subscription receivable	(2,000)	-
(Deficit) accumulated during the development stage	(555,134)	(300,109)

	469,661	323,891

Total liabilities and stockholders' equity	$477,827	$339,435

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2007

			Inception
	Year Ended	Year Ended	(April 16, 2002)
	December 31,	December 31,	to December 31,
	2007	2006	2007

REVENUE	$41,189	$48,727	$296,596

PRODUCTION (LIFTING) COSTS	12,885	15,091	91,951
EXPLORATION EXPENSES	2,362	-	3,862
DEPLETION, DEPRECIATION, AMORTIZATION & IMPAIRMENT	18,720	16,500	69,220

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	7,222	17,136	131,563

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	262,247	37,204	686,697

NET LOSS	$(255,025)	$(20,068)	$(555,134)

EARNINGS PER SHARE

Net income (loss), basic and diluted	$(0.04)	$(0.00)

Weighted average number of shares outstanding	6,715,595	6,240,000
Dilutive potential shares-stock warrants	-	-

Adjusted weighted average shares	6,715,595	6,240,000

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2007

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2005	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net loss	-	-	-	-	(280,041)	(280,041)

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959

Net loss	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net loss	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	$1,005,500	$21,295	$(2,000)	$(555,134)	$469,661

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2007

			Inception
			(April 16, 2002)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net income (loss)	$(255,025)	$(20,068)	$(555,134)
Changes and credits to net income (loss) not affecting cash Depletion and amortization	18,720	16,500	69,220
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	147,000	-	172,000
Stock compensation expense	21,295	-	21,295
Changes in assets and liabilities
Trade receivables	(9,197)	24,265	(17,641)
Accounts payable	(2,781)	3,319	538
Production taxes and royalties payable	(7,790)	2,556	4,435

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(87,778)	26,572	(5,287)

INVESTING ACTIVITIES
Website development	(2,500)	-	(2,500)
Additions to property and equipment	(254,197)	-	(286,384)

NET CASH (USED) BY INVESTING ACTIVITIES	(256,697)	-	(288,884)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	232,500	-	371,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	232,500	-	371,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(111,975)	26,572	77,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	189,304	162,732	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,329	$189,304	$77,329

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 -  BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Majestic Oil & Gas, Inc. and its wholly owned subsidiary, Grizzly Energy, Inc. All material inter-company transactions and balances between the entities have been eliminated.

Majestic Oil & Gas, Inc. (Company) is a development stage enterprise and its operations consist of oil and natural gas development and production in the Rocky Mountain region. The financial statements and notes to the financial statements are the representation of the Company’s management, who is responsible for their integrity and objectivity. The accounting polices of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage enterprises.

Going Concern

The Company is in the development stage and has incurred losses since its inception that have resulted in an accumulated deficit. Also, management of the Company believes it will require additional financing that it has not yet secured in order to emerge from the development stage. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to vigorously pursue financing either from creditors or from a future stock offering. However, such financing may not occur, or if it does occur, may not raise sufficient funds to emerge from the development stage. The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the year ended December 31, 2007, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2007. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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

Concentrations of Credit Risk

The Company’s cash balance is maintained in a single financial institution. Also, the Company’s receivables are due from entities within the oil & gas industry and are dependent on the general economic conditions of the industry. The receivables are not collateralized.

Fair Value of Financial Instruments

The Company’s financial instruments consist of primarily of trade receivables, accounts payable and accrued production taxes and royalties. The carrying amount of trade receivables, accounts payable and accrued production taxes and royalties approximates its fair value because of the short-term maturity of such instruments

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flows from the use of the assets and their eventual disposition is less than the carrying amount of the assets, an impairment loss is recognized and measured using the assets’ fair value or discounted cash flows.

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with Statement of Financial Accounting Standard (SFAS) No. 128 using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for 2007 and 2006.

Oil and Gas Properties

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

In addition, the capitalized costs are subject to a “ceiling test” which basically limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate, of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

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
DECEMBER 31, 2007 AND 2006

Website Development Costs

The Company has capitalized the costs associated with development of its website, and is amortizing the cost over a three year period.

Asset Retirement Obligations

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s retirement obligations related to plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

Revenue Recognition

Revenue from the sale of oil and gas production is recognized at the time of delivery of the product to the purchaser.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No.123(R), “Share-Based Payment,” which specifies the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006.

The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date. The Company did not make any stock option awards prior to January 1, 2006.

During the year ended December 31, 2007, the Company incurred a one-time expense for options granted to a Director of the Company to purchase 125,000 shares at $0.38 per share. The fair value of these options, $21,295, was recorded as stock compensation expense and additional paid in capital at the time the options were granted. The fair value of these options was estimated on the date of grant using the Black-Scholes valuation model. The key input variables used in valuing these options granted in 2007 were: risk-free interest rate 5.1%; dividend yield of zero; stock price volatility of 165% based on historical volatility of the Company’s stock; and expected option lives of one half year based on stated life of the options and future expectations.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Recently Issued Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement changes the accounting and reporting for noncontrolling interests in consolidated financial statements. A noncontrolling interest, sometimes referred to as a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.

Specifically, SFAS No. 160 establishes accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity; (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement (consolidated net income and comprehensive income will be determined without deducting minority interest, however, earnings-per-share information will continue to be calculated on the basis of the net income attributable to the parent’s shareholders); and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and similarly—as equity transactions.

This Statement is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for its presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently evaluating the impact that this statement may have on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued SAB 110, “Certain Assumptions Used in Valuation Methods,” which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. Prior to SAB 110, SAB 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company is currently evaluating the impact that this statement may have on its consolidated financial statements.

In December 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement provides all entities with an option to report selected financial assets and liabilities at fair value. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The Company is currently evaluating the impact that this statement may have on its consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 -  ORGANIZATION AND DEVELOPMENT OF THE COMPANY

The Company was formed on April 16, 2002 as a corporation. The Company is a development stage enterprise and it is management’s intention that operations will ultimately consist of oil and natural gas development and production in the Rocky Mountain region. The accompanying financial statements reflect organizational activities and limited oil and gas development and production activities and they are not necessarily indicative of what the financial statements will reflect once the intended operations of the Company are fully underway.

The Company is currently traded on the Over the Counter Bulletin Board under the symbol MJOG.OB.

NOTE 3 -  NON-CASH TRANSACTIONS AND BUSINESS COMBINATION

During the year ended December 31, 2007, the Company issued a total of 330,000 shares of its common stock to Michael Williams, Esq. in payment of ongoing legal fees associated with compliance with securities law. This resulted in a $147,000 charge to legal expense during the year ended December 31, 2007.

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2007, an asset retirement obligation of $3,193 was recorded, and a corresponding amount was added to the full cost pool. No accretion expense was recorded for the year ended December 31, 2007, as it was not considered to be significant. As of December 31, 2006, the estimated future cost to plug and abandon the Company’s gas wells was not significant and, accordingly, no asset retirement obligation was recorded.

NOTE 4 -  COMMON STOCK WARRANTS

The Company issued common stock warrants to the stockholders that purchased common stock from the Company for cash. These warrants entitle the holders to purchase additional shares of common stock from the Company for $0.25 per share. During the year ended December 31, 2007, a total of 938,000 of the 1,390,000 warrants issued and outstanding were exercised for a total of $234,500. As of December 31, 2007, $2,000 remained to be collected, and is reflected as a stock subscription receivable. The remaining 452,000 warrants expired.

The warrants were issued 1:1 for each common share purchased for cash as follows: during the years ended December 31, 2007 and 2006 no warrants were issued, and during the period from inception (April 16, 2002) through December 31, 2007 a total of 1,390,000 warrants were issued.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 -  RELATED PARTY TRANSACTIONS

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. Currently, all revenue earned by the Company is received from Altamont. As of December 31, 2007, the Company had an outstanding receivable from Altamont of $17,641 for gas sales, and a payable to Altamont of $4,435 for production taxes and royalties.

During 2007, the Company entered into a Farm-out Agreement with Altamont Oil & Gas, Inc and Numbers, Inc., an entity related through common ownership and management, to conduct a 10-well natural gas development program. This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana.

NOTE 6 -  INCOME TAXES

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	2007	2006

Federal statutory income tax rate	34.00%	34.00%
State income tax rate	6.75%	6.75%
Permanent differences
Valuation allowance	-40.75%	-40.75%

Effective tax rate	0.00%	0.00%

The principal sources of temporary differences resulting in deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets
Federal and state net operating loss carryovers	$93,900	$44,900
Organizational costs	7,400	12,500
Total deferred tax assets	101,300	57,400
Deferred tax liabilities
Oil and gas properties and related equipment	(59,600)	(54,400)
Total deferred tax liabilities	(59,600)	(54,400)
Net deferred tax asset	41,700	3,000
Less: Valuation allowance	(41,700)	(3,000)
Deferred tax liability	$-	$-

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

During the years ended December 31, 2007 and 2006, the Company recorded valuation allowances that reduced the total deferred tax assets to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the carry-forwards are expected to be available to reduce taxable income. Because the Company is in the development stage, and may not achieve its desired level of profitability in its intended area of operation, a valuation allowance has been established that reduces the deferred tax asset to zero in all periods presented. There was no other activity in the valuation allowance during the years ended December 31, 2007 and 2006, or during the period from inception (April 16, 2002) to December 31, 2007.

Operating loss carry-forwards total approximately $244,000 as of December 31, 2007 and for tax purposes expire in the years 2026 through 2027.

NOTE 7 -  STOCK OPTIONS

Although the Company does not have a formal stock option plan, all options granted in the past have been approved by the Board of Directors.

The Company granted a non-qualified stock option to buy 125,000 shares at $0.38 per share to a member of the Company’s Board of Directors on August 9, 2007. Those options expire on August 9, 2008 and were 100% vested as of the grant date. The Company recorded a total of $21,295 for stock compensation expense.

The following table presents the stock options outstanding at December 31:

		Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2007	-	$-
Granted	125,000	0.38
Exercised	-	-
Forfeited	-	-

Outstanding at December 31, 2007	125,000	$0.38

Exercisable at December 31, 2007	125,000	$0.38

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into an operating agreement with Altamont Oil & Gas, Inc., through which Altamont Oil & Gas, Inc. will operate the wells in which the Company has acquired a working interest. The payments received by the Company for its share of monthly production revenue from Altamont Oil & Gas, Inc. are net of its share of monthly operating costs and production royalty payments, both of which are paid directly by Altamont Oil & Gas, Inc.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 -  OIL AND GAS PROPERTY ACQUISITIONS

During the year ended December 31, 2007 the Company entered into a Farm-out Agreement with Altamont and Numbers, Inc., an entity whose owner is a member of the Board of Directors of the Company, to drill a 10-well natural gas development program. This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana. The locations for the development program were determined from information gathered from a geological and engineering study. The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed. The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company's interest will revert to 50%.

The Company participated in a drilling program during the month of October 2007. As part of this drilling program, the Company has a 25% working interest in the B. Ag 25-1 well, a 25% working interest in the Vandenbos 19-1 well and a 12.5% working interest in the Vandenbos 19-2 well, all of which are in Pondera County, Montana. The B. Ag 25-1 well and the Vandenbos 19-1 well are producing gas wells. The Vandenbos 19-2 well was a dry hole.

The Company acquired a variety of oil and gas leases during the year ended December 31, 2007, both from unrelated third parties and from Altamont. These leases are for future oil and gas development and are not part of any current drilling program. The amount paid to Altamont was the same amount originally paid by Altamont to acquire the leases.

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31, 2007 and 2006:

	2007	2006

Proved properties:

Capitalized costs	$325,051	$192,187

Less accumulated depletion, depreciation, amortization and impairment	(68,800)	(50,500)
Net capitalized costs - proved properties	$256,251	$141,687

Unproved properties

Capitalized costs	124,526	-
Net capitalized costs	$380,777	$141,687

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not been established due to the recent commencement of production. Depletion expense recognized was $18,300 and $16,500 for the years ended December 31, 2007 and 2006, respectively.

The unproved properties include a variety of lease acquisitions in Pondera County, and costs associated with an exploratory oil well in Pondera County which has not been completed. These capitalized costs associated with unproved properties have been excluded from amortization, and we do not know when they will be complete and added to the amortization base.

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2007, an asset retirement obligation of $3,193 was recorded, and a corresponding amount was added to the full cost pool. No accretion expense was recorded for the year ended December 31, 2007, as it was not considered to be significant. As of December 31, 2006, the estimated future cost to plug and abandon the Company’s gas wells was not significant and, accordingly, no asset retirement obligation was recorded. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The following table presents the Company’s current asset retirement obligation activity in 2007:

Asset retirement obligations at January 1, 2007	$-
Liabilities incurred during the year	3,193
Liabilities settled during the year	-
Accretion expense	-

Asset retirement obligations at December 31, 2007	$3,193

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2007, 2006 and the period from April 16, 2002 (Inception) to December 31, 2007:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2007	2006	December 31, 2007
Oil and gas sales	$41,189	$48,727	$296,596
Production costs	(12,885)	(15,091)	(91,951)
Depletion, depreciation and amortization	(18,300)	(16,500)	(68,800)
	10,004	17,136	135,845

Income tax provision	-	-	-

	$10,004	$17,136	$135,845

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY

SUPPLEMENTARY INFORMATION

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2007 AND 2006

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31, 2007 and 2006:

	2007	2006

Proved properties:

Capitalized costs	$325,051	$192,187

Less accumulated depletion, depreciation, amortization and impairment	(68,800)	(50,500)
Net capitalized costs - proved properties	$256,251	$141,687

Unproved properties

Capitalized costs	124,526	-
Net capitalized costs	$380,777	$141,687

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2007, 2006, and the period from April 16, 2002 (Inception) to December 31, 2007:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2007	2006	December 31, 2007

Property acquisition costs:
Proved	$-	$-	$192,187
Unproved	124,526	-	124,526
Exploration costs	13,335	-	13,335
Development costs	116,336	-	116,336
Asset retirement obligation	3,193		3,193

	$257,390	$-	$449,577

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2007 AND 2006

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2007 and 2006, and the period from April 16, 2002 (Inception) to December 31, 2007:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2007	2006	December 31, 2007

Oil and gas sales	$41,189	$48,727	$296,596
Production costs	(12,885)	(15,091)	(91,951)
Depletion, depreciation and amortization	(18,300)	(16,500)	(68,800)
	10,004	17,136	135,845

Income tax provision	-	-	-

	$10,004	$17,136	$135,845

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2007 AND 2006

Presented below is a summary of the changes in estimated proved reserves of the Company for the years ended December 31, 2007 and 2006:

	2007		2006
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved reserves
Beginning of the year	-	81,426	-	144,653
Revisions of previous estimates	-	(30,934)	-	(53,929)
Improved recovery	-	-	-	-
Purchases of reserves in place	-	-	-	-
Extensions and discoveries	-	75,283	-	-
Production	-	(9,313)	-	(9,298)
Sales of reserves in place	-	-	-	-
End of the year	-	116,462	-	81,426

All of the proved reserves currently owned by the Company are proved developed reserves. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

	2007	2006
Standardized Measure of Discounted Future
Net Cash Flows
Future cash inflows	$477,000	$335,000
Future production costs	(34,000)	(19,000)
Future development costs	(5,000)	(15,000)
Future income tax expenses	(44,000)	(29,000)
Future net cash flows	394,000	272,000

10% annual discount for estimated timing of cash flows	(130,000)	(110,000)

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$264,000	$162,000

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2007 AND 2006

The following reconciles the standardized measure of discounted future net cash flow during 2007 and 2006:

	2007	2006

Beginning of the year	$162,000	$909,000
Net change in prices and production costs	(3,000)	(575,000)
Extensions and discoveries	170,000	-
Revision of previous estimates	(47,000)	(122,000)
Net change in estimated future development costs	10,000	(15,000)
Sales of oil and gas produced, net of production costs	(28,000)	(35,000)

End of the year	$264,000	$162,000

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Patrick Montalban. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures have been identified, but we have not yet tested their effectiveness. Because of this lack of testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has established disclosure controls and procedures to ensure that information disclosed in this MD&A and the related financial statements was properly recorded, processed, summarized and reported to the Company‘s Board of Directors. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

There has been no change in the Company’s disclosure controls during 2007 that has materially affected or is likely to materially affect its control over financial reporting.

Management's annual report on internal control over financial reporting.

The CEO and CFO of the Company acknowledge that they are responsible for designing internal controls over financial reporting or causing them to be designed under their supervision in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Rule 240.13a-15(f) or Rule 240.15d-15(f) . This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Management and the Board of Directors work to mitigate the risk of a material misstatement in financial reporting, however, there can be no assurance that this risk can be reduced to less than a remote likelihood of a material misstatement.

Management has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting for the fiscal year ending December 31, 2007, but has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the fiscal year ending December 31, 2007. This material weakness could materially affect the Company’s control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART II - ITEM 8B. OTHER INFORMATION

None—Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position
Patrick M. Montalban	50	President, CEO and Director
Danny M. Mitchell	79	Corporate Secretary and Director
Bruce D. Hirsche	59	Director

Mr. Patrick M. Montalban has been our President, CEO, and director since our inception. He has been President, CEO and director of our wholly-owned subsidiary Grizzly Energy Inc. from August 2002 to date. He has been President, CEO and director of Altamont Oil and Gas which owns and operates gas producing wells in Montana from April 1999 to date. From September 2000 to January 2002 he was Director, President and CEO of Mountainview Energy Ltd. a publicly listed oil and gas company on the CDNX. From January 1999 to date, he has beenVice-President of Exploration and Production and Director for Montalban Oil & Gas Operations, Inc, a company primarily engaged in the business of the exploration and production of oil and gas properties. Previously, Mr. Montalban was a director, Executive Vice President and Chief Operating Officer of Quicksilver Resources, Inc., formerly MSR Exploration Ltd., and predecessor companies from July 1983 to January 1999. Between January, 1990 and January, 1999, Mr. Montalban was director, President and Chief Operating Officer of Gypsy Highview Gathering System Inc., a gas gathering, compression and pipeline company and subsidiary of Quicksilver Resources Inc. Mr. Montalban is currently a director Great Northern Drilling Company a private oil and gas company. He is a petroleum geologist who obtained a BA in Geology from the University of Montana in 1981. He devotes 50% of his time to our business.

Mr. Danny Mack Mitchell has been our Vice President and director since our inception. He has been President and CEO and director of Comanche Drilling Company from 1961 to date. Comanche Drilling Co. owned and operates oil and gas wells in the State of Montana from 1959 to date. Comanche Drilling has drilled over 2000 wells in the Northern Rockies from 1961 to July 2000. From 1965 to July 2000 he was President and CEO of Danco a private Pipe and Sales Company. From 1986 to July 2000 he was owner President and CEO and director of Tulsa Tool Works. Tulsa Tool Works manufactured and fabricated oil field equipment. He is a Mechanical Engineer who obtained a BS in Mechanical Engineer from Gonzaga University in 1959.

Bruce D. Hirsche, Barrister & Solicitor was appointed to the Board of Directors on December 13, 2006. Mr. Hirsche is a partner with Parlee McLaws, a law firm, specializing in Securities Law. He received his Bachelor of Law (L.L.B.) Degree in 1974 from the University of Alberta and his Masters Degree (L.L.M.) in 2003 from York University, Osgoode Hall Law School. Mr. Hirsche is currently a member of the Law Society of Alberta, the Canadian Bar Association and the Edmonton Bar Association. Mr. Hirsche is currently a Director and Officer of several public and private companies, as follows:

Mr. Hirsche was a Director and Officer of MSR Exploration Ltd, now Quicksilver Resources, Inc from July 1991 to September 1997. Other Directorship and Officer positions include Global Tree Technologies from January 1991 to present, Shelton Canada Corp from June 1997 to present, Rock Resources, Inc from February 2000 to July 2003, EquiTech Corporation from June 2000 to February 2004, Innovotech Inc from January 2001 to present, AltaRex Corp (now Twin Butte Energy) from May 2003 to February 2004, AltaRex Medical Corp from December 2003 to present, ViRexx Medical Corp from December 2003 to Present, Arrow Energy Ltd from September 2007 to present.

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

Legal matters

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following, except as set forth below:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Our directors and executive officers have filed such reports as required, except for a Form 4 for options to Mr. Hirsche, which has now been filed.

Item 10. Executive Compensation.

We paid no compensation to Mr. Montalban in fiscal years ended December 31, 2007 and 2006. We have no agreements concerning compensation with Mr. Montalban.

Board Compensation

The Company granted options to Bruce Hirsche, Director of the Company, to purchase 125,000 shares at $0.38 per share. The fair value of these options, $21,295, was recorded as a Stock compensation expense and additional paid in capital at the time the options were granted.

We paid Mr. Danny Mitchell $100 as a director’s fee and not for services as an officer in December 2007.

No other members of our Board of Directors received compensation for their services as Directors.

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

Name and Address	Number of Shares of Common Stock	Percentage
Patrick M. Montalban [1] P.O Box 488 Cut Bank, Montana 59427	4,600,000	61.3
Danny Mitchell P.O Box 488 Cut Bank, Montana 59427	90,000	1.2
Bruce Hirsche [1]	125,000	1.7
All officers and directors as a group [three persons]	4,815,000	63.1

[1] Represents currently exercisable options.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,508,000 shares of common stock outstanding as of December 31, 2007.

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

During the period from inception (April 16, 2002) to December 31, 2002, the Company paid consulting fees totaling $28,000 to Patrick M. Montalban, President, CEO and director to the Company, for studies of various oil and natural gas prospects. There has been no other cash compensation paid to Mr. Montalban during the period from inception (April 16, 2002) through December 31, 2007 for his services to the Company.

Majestic Oil & Gas, Inc has participated in the drilling and completion of the following producing natural gas wells, earning a 25% Working Interest: Boucher #27-1, B. Ag #25-1 and Vandenbos #19-1. Altamont Oil & Gas, Inc. is the operator of all the wells in which the Company owns a working interest. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. The Company pays Altamont a fee of $250 per month per well as an operating fee. The purpose of this transaction was to obtain the services of an experienced operator necessary for the operation of the wells in which we have a working interest.

During the Second Quarter 2007, the Company entered into a Farm-out Agreement with Altamont Oil & Gas, Inc and Numbers, Inc, a Montana corporation and an affiliate of our Director, Mr. Bruce Hirsche, to conduct a 10-well natural gas development program. This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana.

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

None

(b) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Patrick Montalban

32.1 Section 1350 Certification, Patrick Montalban

Item 14. Audit Fees

Audit Fees

Audit fees paid during:
The year ended December 31, 2007:	$23,400
The year ended December 31, 2006:	$16,000

No other fees as specified in Item 9(e) of Schedule 14A charged.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive
Officer	Patrick Montalban	April 8, 2008
/s/ Patrick Montalban

Principal Accounting	Patrick Montalban	April 8, 2008
/s/ Patrick Montalban
Officer

Principal Financial
Officer	Patrick Montalban	April 8, 2008
/s/ Patrick Montalban

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Patrick Montalban	Patrick Montalban	Director	April 8, 2008

/s/ Danny Mitchell	Danny Mitchell	Director	April 8, 2008