Form 10-Q
period 2008-03-31
MAJESTIC OIL & GAS
filed 2008-05-15
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________________ to ______________

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒ No ☐

As of May 12, 2008, there were 7,508,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31
	UNAUDITED	2007

ASSETS
Cash and cash equivalents	$49,409	$77,329
Trade receivables	33,357	17,641
Deposit	5,000	-

Total Current Assets	87,766	94,970

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	325,051	325,051
Properties not subject to amortization	137,241	124,526
Less accumulated depletion, amortization and impairment	(82,500)	(68,800)

Net Oil and Gas Properties	379,792	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,870	2,080

Total Other Assets	1,870	2,080

Total Assets	$469,428	$477,827

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$9,777	$538
Production taxes and royalties payable	7,149	4,435

Total Current Liabilities	16,926	4,973

Asset retirement obligation	3,193	3,193

Total Liabilities	20,119	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value-Authorized Shares - 100,000,000 Issued & Outstanding: 7,508,000 shares	1,005,500	1,005,500
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(575,486)	(555,134)

Total Stockholders' Equity	449,309	469,661

Total Liabilities & Stockholders' Equity	$469,428	$477,827

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Inception
	Ended	Ended	(April 16, 2002)
	March 31,	March 31,	To March 31,
	2008	2007	2008
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$33,357	$8,795	$329,954

PRODUCTION (LIFTING) COSTS	8,752	3,160	100,703
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	13,910	3,500	83,130

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	10,695	2,135	142,259

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	31,047	19,830	717,745

NET (LOSS)	$(20,352)	$(17,695)	$(575,486)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,508,000	6,240,000
Diluted potential shares - stock warrants	-	-

Adjusted weighted average shares	7,508,000	6,240,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Net (loss) for the three months ended March 31, 2007 (UNAUDITED)	-	-	-	-	(20,352)	(20,352)

BALANCE, MARCH 31, 2007	7,508,000	$1,005,500	$21,295	$(2,000)	$(575,486)	$449,309

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months	Three Months	(April 16, 2002)
	Ended	Ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(20,352)	$(17,695)	$(575,486)
Changes and credits to net (loss) not affecting cash
Depletion and amortization	13,910	3,500	83,130
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	172,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	(15,716)	(351)	(33,357)
Deposits	(5,000)	-	(5,000)
Production taxes and royalties payable	2,714	(10,014)	7,149
Accounts payable	9,239	12,123	9,777

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(15,205)	(12,437)	(20,492)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(12,715)	-	(299,099)

NET CASH (USED FOR) INVESTING ACTIVITIES	(12,715)	-	(301,599)

FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	371,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,920)	(12,437)	49,409

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,329	189,304	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,409	$176,867	$49,409

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Activity and Basis of Presentation

Principle Business Activity
Majestic Oil & Gas, inc. (Company) is a development stage enterprise and it operations consist of oil and natural gas development and production in the Rocky Mountain region. The financial statements and notes to the financial statements are the representation of the Company’s management, who is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage enterprises.

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2007.

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($575,486) through March 31, 2008. This and other factors may indicate that the Company may be unable to continue in existence. The Company’s financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company’s ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

Adopted prior to the three months ended March 31, 2008 - Oil and Gas Interests

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

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDSATED FINANCIAL STATEMENTS

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved reserves plus the cost, or estimated fair market value if lower, of unproved interests. Should capitalized costs exceed this ceiling, an improvement is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

Revenue Recognition

The Company recognizes oil and gas revenues from its interests in producing wells as oil and gas is produced and sold from the wells and when ultimate collection is reasonably assured.

Website Development Costs

The Company has capitalzed the costs associated with development of its website, and is amortizing the cost over a three year period.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standard (SFAS) No.123(R), “Share-Based Payment,” which specifies the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006. The Company has no stock based compensation grants made before year 2007.

Accordingly, the provisions of SFAS No. 123(R) pertaining to pre-2006 grants do not apply. The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at the date.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2007 and during the first three months of 2008, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties related to uncertain tax positions were accrued at March 31, 2008. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock
Basic earnings per share is determined in accordance with SFAS No. 128 using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for the three months ended March 31, 2008 and 2007, and the year ended December 31, 2007.

Adopted during the three months ended March 31, 2008 - Fair Value Measurement
Effective January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurement, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 would apply to all financial instruments that are being measured and reported on a fair value basis. Currently, the Company has no financial instruments to which this statement would apply.

MAJESTIC OIL, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments and hedging Activities

In March 2008, the Financial Accounting Standards Boards (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for the Company as of January 1, 2009 with early application encouraged. The adoption of this new standard had no effect on the financial and reporting disclosures of the Company.

Note 3 - Organization and Development of the Company

The Company was formed on April 16, 2002 as a corporation. The Company is considered a development stage enterprise as defined by SFAS No. 7. The accompanying interim financial statements reflect limited oil and gas development and production activities and they are not necessarily indicative of what the financial statements will reflect once the intended operations of the Company are fully underway.

Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of March 31, 2008, the estimated future cost to plug and abandon the Company’s gas wells was estimated to be $3,193. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5- Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty interest owners. As of march 31, 2008, the Company had an outstanding receivable from Altamont of $33,357 for gas sales, and a payable to Altamont during the three months ended march 31, 2008 for a total of $12,260. This was the same amount originally paid by Altamont to acquire paid by Altamont to acquire the leases.

Note 6 - Farm Out Agreement

During 2007 the Company entered into Farm-out Agreement with Altamont and Number, Inc., an entity whose owner is a member of the Board of Directors of the Company, to a drill a 10-well natural gas development program. This development program will involve the drilling of 5 wells in the lake Frances gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana. The locations for the development program were determined from information gathered from a geological and engineering study. The surveying of each location and the permitting of each drill site with Montana Board of Oil & Gas is currently being completed. The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company’s interest will revert to 50%.

Note 7 - Stock Options

The Company granted an option to buy,125,000 shares at $0.38 per share to a member of the Company’s Board of Directors of the Company on August 9, 2007. These options expire on August 9, 2008. The fair value of these options, $21,295, was recorded as Board compensation and additional paid in capital at the time the options were granted. No additional options were granted during the three months ended March 31, 2008.

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

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

Majestic Oil & Gas, Inc participated in a drilling program in the Lake Frances Field during the Fourth Quarter 2007. Two successful gas wells were drilled; the B Ag, Inc #25-1 and the Vandenbos #19-1. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and the Company has seen an increase in production volumes, as a result of these two wells. In addition, Majestic Oil & Gas, Inc participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned. The Jody Fields #4-1 well, is a wildcat oil well, which is yet to be completed.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 vs. Three months ended March 31, 2007

Revenues for the three-month period ending March 31, 2008 were $33,357 compared to $8,795 for the three-month period ending March 31, 2007. The most significant reason for the major increase in the revenues between these two periods is a direct result of the two new wells brought on production during the 4th Quarter of 2007, which increased production/sales volumes, as shown in the chart below. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	284.63	3.91	426.94	3.57
February	265.65	4.45	365.06	3.53
March	261.73	4.98	397.24	3.83

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	89.10	3.91	297.83	3.57
February	85.39	4.45	242.14	3.53
March	73.22	4.98	262.14	3.83

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	40.80	3.91	-	-
February	41.80	4.45	-	-
March	42.20	4.98	-	-

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
January	1792.93	3.91	-	-
February	1658.87	4.45	-	-
March	1578.84	4.98	-	-

Majestic Oil & Gas, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the period ending March 31, 2008 were 1,059.72 MCF compared to 1,991.35 MCF for the period ending March 31, 2007. Production volumes significantly increased, during the period, due to the B. Ag #25-1 and Vandenbos #19-1. Current year production of 5,155.44 MCF for the new wells, bring the Company’s total share of production to 6,215.16 MCF for the period ending March 31, 2008.

The Company saw an increase in production (lifting) costs of $5,592, the majority of which is reflected in the expense for taxes and royalties, increasing $4,938 from the $2,211 reported for the three month period ending March 31, 2007 compared to the $7,149 for the three-month period ending March 31, 2008. This was due to the increase in production volumes and price.

As the result of production, the Company reported an increase of $10,200 in depletion, a non-cash item, from the $3,500 reported for the period march 31, 2007 to the $13,700 reported for the period ended March 31, 2008.

The Company’s selling, general and administrative expenses of $31,047 increased significantly during the three-month period ending March 31, 2008 compared to the $19,830 reported for the same period in 2007. This increase is due in part to the increase in our legal, accounting and filing fees. The majority of the legal and accounting fees are a result of the fees paid to our accountants and corporate auditor for financial statement preparation, audit and review for the year ended December 31, 2007.

The Company showed a Net Loss of $20,352 for the three-month period ending March 31, 2008 compared to a Net Loss of $17,695 for the same period in 2007. The variance between these to periods is directly related to the changes in expenses detailed above. The Company expects to continue to see steady revenues in 2008, as a result of the volumes expected from the two new wells. The Company continues to see an increasing trend in natural gas pricing as of the date of this report.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful could contribute to an increase in future revenues due to the price per barrel of oil. With the price of crude oil reaching and exceeding $120 per barrel recently and natural gas escalating to $11.00 per MCF, Management is confident that we will build the Company through drilling oil and natural gas prospects.

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to March 31, 2008, we incurred an accumulated deficit of ($575,486). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal period ended December 31, 2002, and $289,920 in legal, accounting and filing fees incurred since inception which are associated with a publicly traded company.

In addition, as of March 31, 2008, we had $49,909 of current cash available. Our cash resources of $49,909 are not sufficient to satisfy our cash requirements over the next 12 months. We need an additional minimum of $1,000,000 to finance our planned expansion in the next 12 months, which funds will be used for drilling of development oil and natural gas wells in the Lake Frances and Williams Fields. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

The Company acquired leases covering approximately 3,963 net acres of undeveloped land during 2007, for the purposes of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields. These leases remain in good standing with the term of the leases set for periods of 3 or 5 years. Management considers the value of the properties to be as much or more than for what they were acquired.

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

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our Chief Executive Officer and Chief Financial Officer, we have identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting, but have not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective. Therefore, the Company has determined that a material weakness exists related to the lack of testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the three months ended March 31, 2008 and for the fiscal year ended December 31, 2007. This material weakness could materially affect the Company’s control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting for that period, other than the pre-existing material weakness discussed above.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2008.

(b)	Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2008.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2008.

Item 5.   Other Information.

Not applicable.

Item 6.   Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESTIC OIL & GAS, INC.

Date: May ***, 2008	By:	/s/ Patrick Montalban

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general