Form 10-Q
period 2008-06-30
MAJESTIC OIL & GAS
filed 2008-08-14
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Yes  ☒ No ☐

As of August 8, 2008, there were 7,808,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31
	UNAUDITED	2007

ASSETS
Cash and cash equivalents	$178,589	$77,329
Trade receivables	37,297	17,641
Deposit	10,000	-

Total Current Assets	225,886	94,970

OIL AND GAS PROPERTIES
Oil and gas properties, using the full
cost method of accounting:
Properties being amortized	325,702	325,051
Properties not subject to amortization	137,645	124,526
Less accumulated depletion, amortization and impairment	(94,000)	(68,800)

Net Oil and Gas Properties	369,347	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,660	2,080

Total Other Assets	1,660	2,080

Total Assets	$596,893	$477,827

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,883	$538
Production taxes and royalties payable	7,243	4,435

Total Current Liabilities	10,126	4,973

Asset retirement obligation	3,193	3,193

Total Liabilities	13,319	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 7,808,000 shares at March 31, 2008;	1,155,500	1,005,500
7,508,000 at December 31, 2007
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(591,221)	(555,134)

Total Stockholders' Equity	583,574	469,661

Total Liabilities & Stockholders' Equity	$596,893	$477,827

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	(April 16, 2002)
	June 30,	June 30,	June 30,	June 30,	To June 30,
	2008	2007	2008	2007	2008
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$37,297	$7,582	$70,654	$16,377	$367,250

PRODUCTION (LIFTING) COSTS	7,632	3,844	16,384	7,004	108,335
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION
AND AMORTIZATION	11,710	3,100	25,620	6,600	94,840

INCOME FROM OIL & GAS
PRODUCING ACTIVITIES	17,955	638	28,650	2,773	160,213

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES	33,690	20,659	64,737	40,489	751,434

NET (LOSS)	$(15,735)	$(20,021)	$(36,087)	$(37,716)	$(591,221)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
shares outstanding	7,597,011	6,251,470	7,552,751	6,251,470
Diluted potential shares -
stock warrants	-	-	-	-

Adjusted weighted average shares	7,597,011	6,251,470	7,552,751	6,251,470

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO
DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss) for the six months
ended June 30, 2008 (UNAUDITED)	-	-	-	-	(36,087)	(36,087)

BALANCE, JUNE 30, 2008	7,808,000	$1,155,500	$21,295	$(2,000)	$(591,221)	$583,574

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Six Months	Six Months	(April 16, 2002)
	Ended	Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(36,087)	$(37,716)	$(591,221)
Changes and credits to net (loss)
not affecting cash
Depletion and amortization	25,620	6,600	94,840
Organizational expenses paid with
stock	-	-	300,000
Legal fees paid with stock	-	-	172,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	(19,656)	863	(37,297)
Deposits	(10,000)	-	(10,000)
Production taxes and royalties payable	2,808	(9,702)	7,243
Accounts payable	2,345	7,327	2,883

NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(34,970)	(32,628)	(40,257)

INVESTING ACTIVITIES
Website development	-	(2,500)	(2,500)
Additions to oil and gas properties	(13,770)	(47,088)	(300,154)

NET CASH (USED FOR) INVESTING
ACTIVITIES	(13,770)	(49,588)	(302,654)

FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	33,000	150,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING
ACTIVITIES	150,000	33,000	521,500

NET CHANGE IN CASH AND CASH
EQUIVALENTS	101,260	(49,216)	178,589

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	77,329	189,304	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$178,589	$140,088	$178,589

  MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Activity and Basis of Presentation

Principal Business Activity

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

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

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

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($591,221) through June 30, 2008. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2007 annual audited financial statements, except that certain significant accounting policies were adopted during the six months ended June 30, 2008:

Adopted prior to the six months ended June 30, 2008 -
Oil and Gas Interests

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2007 and during the first six months of 2008, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with SFAS No. 128 using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for the three and six months ended June 30, 2008 and 2007.

Adopted during the six months ended June 30, 2008 -
Fair Value Measurement

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

    MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit–risk–related contingent features in their hedged positions. SFAS No. 161 is effective for the Company as of January 1, 2009 with early application encouraged. The adoption of this new standard had no effect on the financial and reporting disclosures of the Company.

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will go into effect 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles . Management is assessing the impact of the adoption of SFAS No. 162 on the Company.

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

Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of June 30, 2008, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $3,193. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of June 30, 2008, the Company had an outstanding receivable from Altamont of $37,297 for gas sales, and a payable to Altamont of $7,243 for production taxes and royalties. The Company also purchased oil and gas leases from Altamont during the six months ended June 30, 2008 for a total of $12,260. This was the same amount originally paid by Altamont to acquire the leases.

Note 6 - Farm Out Agreement

During 2007 the Company entered into a Farm-out Agreement with Altamont and Numbers, Inc., an entity whose owner is a member of the Board of Directors of the Company, to drill a 10-well natural gas development program. This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana. The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir. The Williams Field is located 7 miles east of the town of Valier, Montana. The locations for the development program were determined from information gathered from a geological and engineering study. The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed. The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company's interest will revert to 50%.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Subsequent Event

Subsequent to June 30, 2008, the Company opted to invest in the drilling and completion of two new natural gas wells located in Pondera County, Montana. In order to obtain a 25% working interest in the wells, the Company paid one third of the drilling and completion costs for the Boucher #18-1 well and the Stoltz #18-1 well. The amounts paid by the Company toward drilling and completion were $54,238 for the Boucher #18-1 and $54,085 for the Stoltz #18-1.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2008 vs. Three months ended June 30, 2007

Revenues for the three-month period ending June 30, 2008 were $37,297 compared to $7,582 for the three-month period ending June 30, 2007. The reason for the major increase in the revenues between these two periods is a direct result of the two new wells brought on production during the 4th Quarter of 2007, which increased production/sales volumes, as shown in the chart below and the price received per MCF.(MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
April	255.96	5.36	378.47	3.50
May	255.54	6.33	370.22	3.67
June	246.06	6.75	339.08	3.80

Boucher #27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
April	67.44	5.36	238.84	3.50
May	67.03	6.33	222.13	3.67
June	68.06	6.75	166.24	3.80

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
April	42.40	5.36	0
May	41.00	6.33	0
June	39.80	6.75	0

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
April	1390.95	5.36	0
May	1328.66	6.33	0
June	1219.14	6.75	0

Majestic Oil & Gas, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the period ending June 30, 2008 were 960.09 MCF compared to 1,714.98 MCF for the period ending June 30, 2007, due to the natural decline in production. However, production volumes significantly increased during the period as a result of the added production from the new natural gas wells, B. Ag #25-1 and Vandenbos #19-1. Second quarter production of 4,061.95 MCF for the new wells, brings the Company’s total share of production to 5,022.04 MCF for the period ending June 30, 2008.

The Company’s expenses of $53,032 for the three-months ended June 30, 2008 increased by $25,429 compared to the $27,603 reported for expenses during the three-month period ending June 30, 2007. This increase is due in part to our legal, accounting and filing fees. The majority of the legal and accounting fees are a result of fees paid to our accountants and corporate auditor for financial statement preparation and review for the 1st Quarter 2007. In addition, the Company reported an increase of $8,610 in depletion, a non-cash item, from the $3,100 reported for the period ending June 30, 2007 to the $11,710 reported for the period ending June 30, 2008.

The Company saw an increase in the expense for taxes and royalties of $4,651 from the $1,906 reported for the three-month period ending June 30, 2007 compared to the $6,557 for the three-month period ending June 30, 2008. This was due to the increase in production volumes and price.

The Company showed a Net Loss of $15,735 for the three-month period ending June 30, 2008 compared to a Net Loss of $20,021 for the same period in 2007. The variance between these to periods is directly related to the increase in revenues due to an increase in production volumes.

The Company expects to continue to see steady revenues through the end of 2008, as a result of the volumes expected from the two new wells. The Company continues to see a steady trend in natural gas pricing as of the date of this report.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful could contribute to an increase in future revenues due to the price per barrel of oil. With the price of crude oil at prices well above $100 per barrel and natural gas pricing at or around $7.00 per MCF, management continues to be committed to building the Company through drilling oil and natural gas prospects.

Six months ended June 30, 2008 vs. Six months ended June 30, 2007

Revenues for the six-month period ending June 30, 2008 were $70,654 compared to $16,377 for the six-month period ending June 30, 2007. The reason for the major increase in the revenues between these two periods is a direct result of the two new wells brought on production during the 4th Quarter of 2007, which increased production/sales volumes, as shown in the chart below. The Company also reported a steady increase in the price received per MCF. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	284.63	3.91	426.94	3.57
February	265.65	4.45	365.06	3.53
March	261.73	4.98	397.24	3.83
April	255.96	5.36	378.47	3.50
May	255.54	6.33	370.22	3.67
June	246.06	6.75	339.08	3.80

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	89.10	3.91	297.83	3.57
February	85.39	4.45	242.14	3.53
March	73.22	4.98	262.14	3.83
April	67.44	5.36	238.84	3.50
May	67.03	6.33	222.13	3.67
June	68.06	6.75	166.24	3.80

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	40.80	3.91	0
February	41.80	4.45	0
March	42.20	4.98	0
April	42.40	5.36	0
May	41.00	6.33	0
June	39.80	6.75	0

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
January	1792.93	3.91	0
February	1658.87	4.45	0
March	1578.84	4.98	0
April	1390.95	5.36	0
May	1328.66	6.33	0
June	1219.14	6.75	0

Majestic Oil & Gas, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the six-month period ending June 30, 2008 were 2,019.81 MCF compared to 3,706.33 for the six-month period ending June 30, 2007, due to the natural decline in production. However, production volumes significantly increased during the period as a result of the added production from the new natural gas wells, B. Ag #25-1 and Vandenbos #19-1. Production of 9,217.39 MCF for the two new wells brings the Company’s total share of production to 11,237.20 MCF for the six months ended June 30, 2008.

The Company’s expenses of $106,741 increased significantly during the six-month period ending June 30, 2008 compared to the $54,093 reported for the same period in 2007. This increase is due in part to an increase in depletion, depreciation and amortization of $19,020, a non-cash item, from $6,600 reported for the period ending June 30, 2007 to the $25,620 reported for the period ending June 30, 2008. The Company also saw an increase in the expense for taxes and royalties of $9,588 from the $4,117 reported for the six-month period ending June 30, 2007 compared to the $13,705 for the six-month period ending June 30, 2008. This was due to the increase in production volumes and price.

The Company showed a Net Loss of $36,087 for the six-month period ending June 30, 2008 compared to a Net Loss of $37,716 for the same period in 2007. The variance between these to periods is directly related increase in sales volumes and price, as detailed above. The Company expects to continue to see steady revenues through the end of 2008, as a result of the volumes expected from the two new wells. The Company continues to see an a steady trend in natural gas pricing as of the date of this report.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful could contribute to an increase in future revenues due to the price per barrel of oil. With the price of crude oil well above $100 per barrel and natural gas staying at or around $7.00 per MCF, Management is confident that we will build the Company through drilling oil and natural gas prospects.

Subsequent to the three-month and six-month period ended June 30, 2008, Majestic Oil & Gas, Inc., opted to invest in the drilling and completion of two new natural gas wells located in Pondera County, Montana. In order to obtain a 25% Working Interest, the Company paid 1/3 of the drilling and completion costs for the following wells:

Boucher #18-1: Government Lot 4 (SWSW) - Section 18-T29N-R5W - $54,238.14
Stoltz #18-1: CSWSE-Section 18-T29N-R5W - $54,084.81

LIQUIDITY AND CAPITAL RESOURCES

We are still a development stage company. From our inception to June 30, 2008, we incurred an accumulated deficit of ($591,221). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal period ended December 31, 2002, and $301,264 in legal, accounting and filing fees incurred since inception which are associated with a publicly traded company.

In addition, as of June 30, 2008, we had $178,589 of current cash available. This increase in cash is due to a financing conducted during the three-month period ended June 30, 2008 in which 300,000 shares of Majestic Oil & Gas, Inc stock were issued at a price of $0.50 per share for a total of $150,000. The Company plans to use this cash influx for drilling and completing new oil and/or natural gas wells. Our cash resources of $178,589 are not sufficient to satisfy our cash requirements over the next 12 months. We need an additional minimum of $1,000,000 to finance our planned expansion in the next 12 months, which funds will be used for drilling of development oil and natural gas wells in the Lake Frances and Williams Fields. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures have been identified, but the Company has not yet tested their effectiveness. Because of this lack of testing, we cannot assure the effectiveness of the controls and procedures. There have been no significant changes in our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our CEO/CFO, has identified the critical disclosure controls and procedures associated with the Company’s internal control over financial reporting, but has not yet tested the effectiveness of these disclosure controls and procedures and, therefore, cannot yet deem these controls to be effective.  Therefore, management has determined that our internal controls and not effective and a material weakness exists related to the lack of testing of disclosure controls and procedures associated with the Company’s internal control over financial reporting for the period ended June 30, 2008. This material weakness could materially affect the Company’s control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s quarterly or interim financial statements will not be prevented or detected on a timely basis.

This quarterly report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

The Registrant sold 300,000 shares of unregistered securities during the three months ended June 30, 2008 at a price of $0.50 per share for a total of $150,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended, for the above issuance.

We believed that Section 3(a)(9) of the Securities Act was available because we issued the Exchange Shares solely in exchange for the Warrants and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

We believed that Section 4(2) of the Securities Act was available because:

·	The issuance did not involve underwriters, underwriting discounts or commissions.
·	Restrictive legends were placed on all certificates issued as described above.
·	The issuance did not involve general solicitation or advertising.
·	The issuance was made solely to Accredited Investors (as defined in Section 501(a) of the Securities Act).

(b)	Use of Proceeds.

The proceeds from the sale of Majestic Oil & Gas, Inc shares will be used for drilling and completing new oil and/or natural gas wells.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended June 30, 2008.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
________________
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

MAJESTIC OIL & GAS, INC.

Date: August 13, 2008	By:	/s/ Patrick Montalban
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general