Form 10KSB/A
period 2007-12-31
MAJESTIC OIL & GAS
filed 2008-11-12
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

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

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes o
No o Not Applicable

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

No documents are incorporated by reference into this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐; No ☒

Table of Contents

ITEM 8A. Controls And Procedures	5
ITEM 13. Exhibits and Reports on Form 8-K	6

We are filing this Form 10-KSB/A to amend Form 10-KSB filed on May 15, 2008 to add supplemental information concerning management’s assessment of Internal Controls and Procedures which was incomplete and is being corrected in this Amendment.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2007, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2007. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, we have requested that our outside accounting firm that is not our audit firm perform direct tests of our internal controls and procedures prior to November 14, 2008 to identify material weaknesses that in its opinion need to be addressed. If as a result it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB/A.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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

Title	Name	Date	Signature

Principal Executive
Officer	Patrick Montalban	November 10, 2008	/s/ Patrick Montalban

Principal Accounting
Officer	Patrick Montalban	November 10, 2008	/s/ Patrick Montalban

Principal Financial
Officer	Patrick Montalban	November 10, 2008	/s/ Patrick Montalban

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Patrick Montalban	Patrick Montalban	Director	November 10, 2008

/s/ Danny Mitchell	Danny Mitchell	Director	November 10, 2008