Form 10-Q/A
period 2008-03-31
MAJESTIC OIL & GAS
filed 2008-11-12
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes ☐  No ☐

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
Yes  ☒ No ☐

As of May 12, 2008, there were 7,508,000 shares issued and outstanding of the registrant’s common stock.

Table of Contents

PART I - ITEM 4. CONTROLS AND PROCEDURES	3

PART II - ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	3

2

We are filing this Form 10-Q/A to amend Form 10-Q filed on April 10, 2008 to add supplemental information concerning management’s assessment of Internal Controls and Procedures which was incomplete and is being corrected in this Amendment.

PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2008 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2008 due to the following: The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, we have requested that our outside accounting firm that is not our audit firm prior to November 14, 2008 perform direct tests of our internal controls and procedures to identify material weaknesses that in its opinion need to be addressed. If as a result it appears that any control can be implemented to continue to mitigate such weaknesses, it will be implemented as soon as practicable. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Item 6.   Exhibits.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAJESTIC OIL & GAS, INC.

Date: November 10, 2008	By:	/s/ Patrick Montalban

(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general

4

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
MAJESTIC OIL & GAS, INC.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(CHAPTER 98, TITLE 15 U.S.C. SS. 7241)

I, Patrick Montalban, CEO and CFO, certify that:

1. I have reviewed this Quarterly Report for the quarter ended March 31, 2008 on Form 10-Q/A of Majestic Oil & Gas, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report on Form 10-Q for the quarter ended March 31, 2008, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 10, 2008

/s/ Patrick Montalban
Patrick Montalban, CEO and CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Majestic Oil & Gas, Inc. (the “Company”) on Form 10-Q/A for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Patrick Montalban
Name:	Patrick Montalban
Title:	President, Chief Executive Officer, and
Treasurer

November 10, 2008

A signed original of this written statement required by Section 906 has been provided to Majestic Oil & Gas, Inc. and will be retained by Majestic Oil & Gas, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.