Form 10-Q/A
period 2008-06-30
MAJESTIC OIL & GAS
filed 2008-11-12
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

2

We are filing this Form 10-Q/A to amend Form 10-Q filed on August 14, 2008 to add supplemental information concerning management’s assessment of Internal Controls and Procedures which was incomplete and is being corrected in this Amendment.

PART I - Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of June 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of June 30, 2008 due to the following: The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, we have requested that our outside accounting firm that is not our audit firm prior to November 14, 2008 perform direct tests of our internal controls and procedures to identify material weaknesses that in its opinion need to be addressed. If as a result it appears that any control can be implemented to continue to mitigate such weaknesses, it will be implemented as soon as practicable. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
MAJESTIC OIL & GAS, INC.
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
(CHAPTER 98, TITLE 15 U.S.C. SS. 7241)

I, Patrick Montalban, CEO and CFO, certify that:

1. I have reviewed this Quarterly Report for the quarter ended June 30, 2008 on Form 10-Q/A of Majestic Oil & Gas, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in the report on Form 10-Q for the quarter ended June 30, 2008, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

/s/ Patrick Montalban
Patrick Montalban, CEO and CFO

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Majestic Oil & Gas, Inc. (the “Company”) on Form 10-Q/A for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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