Form 10-Q
period 2008-09-30
MAJESTIC OIL & GAS
filed 2008-11-14
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☒No ☐

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
Yes ☒No ☐

As of November 14, 2008, there were 7,808,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31
	UNAUDITED	2007

ASSETS
Cash and cash equivalents	$136,827	$77,329
Trade receivables	38,103	17,641
Deposit	10,000	-

Total Current Assets	184,930	94,970

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	379,941	325,051
Properties not subject to amortization	138,383	124,526
Less accumulated depletion, amortization and impairment	(113,600)	(68,800)

Net Oil and Gas Properties	404,724	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,450	2,080

Total Other Assets	1,450	2,080

Total Assets	$591,104	$477,827

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,923	$538
Production taxes and royalties payable	7,413	4,435

Total Current Liabilities	10,336	4,973

Asset retirement obligation	3,193	3,193

Total Liabilities	13,529	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 7,808,000 shares at September 30, 2008;	1,155,500	1,005,500
7,508,000 at December 31, 2007
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(597,220)	(555,134)

Total Stockholders' Equity	577,575	469,661

Total Liabilities & Stockholders' Equity	$591,104	$477,827

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception (April 16, 2002)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$38,103	$5,515	$108,757	$21,893	$405,353

PRODUCTION (LIFTING) COSTS	9,117	1,790	25,501	7,291	117,452
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION
AND AMORTIZATION	19,810	2,810	45,430	9,410	114,650

INCOME FROM OIL & GAS
PRODUCING ACTIVITIES	9,176	915	37,826	5,192	169,389

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES	15,175	38,487	79,912	80,479	766,609

NET (LOSS)	$(5,999)	$(37,572)	$(42,086)	$(75,287)	$(597,220)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	7,638,769	6,472,500	7,638,769	6,325,956
Diluted potential shares - stock warrants	-	-	-	-

Adjusted weighted average shares	7,638,769	6,472,500	7,638,769	6,325,956

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO
DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss) for the nine months ended
September 30, 2008 (UNAUDITED)	-	-	-	-	(42,086)	(42,086)

BALANCE, SEPTEMBER 30, 2008	7,808,000	$1,155,500	$21,295	$(2,000)	$(597,220)	$577,575

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Nine Months	Nine Months	(April 16, 2002)
	Ended	Ended	Through
	September 30, 2008	September 30, 2007	September 30, 2008
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(42,086)	$(75,287)	$(597,220)
Changes and credits to net (loss) not affecting cash
Depletion and amortization	45,430	9,410	114,650
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	172,000
Stock compensation expense	-	21,295	21,295
Changes in assets and liabilities
Trade receivables	(20,462)	2,929	(38,103)
Deposits	(10,000)	-	(10,000)
Production taxes and royalties payable	2,978	(10,839)	7,413
Accounts payable	2,385	(2,630)	2,923

NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(21,755)	(55,122)	(27,042)

INVESTING ACTIVITIES
Website development	-	(2,500)	(2,500)
Additions to oil and gas properties	(68,747)	(59,997)	(355,131)

NET CASH (USED FOR) INVESTING
ACTIVITIES	(68,747)	(62,497)	(357,631)

FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	101,250	150,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING
ACTIVITIES	150,000	101,250	521,500

NET CHANGE IN CASH AND CASH
EQUIVALENTS	59,498	(16,369)	136,827

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	77,329	189,304	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$136,827	$172,935	$136,827

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

Basis of Presentation
The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

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

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($597,220) through September 30, 2008. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2007 annual audited financial statements, except that certain significant accounting policies were adopted during the nine months ended September 30, 2008:

Adopted prior to the nine months ended September 30, 2008 -
Oil and Gas Interests
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

Income Taxes
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2007 and during the first nine months of 2008, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2008. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock
Basic earnings per share is determined in accordance with SFAS No. 128 using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for the three and nine months ended September 30, 2008 and 2007.

Adopted during the nine months ended September 30, 2008 -
Fair Value Measurement
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

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for the Company as of January 1, 2009 with early application encouraged. The adoption of this new standard is expected to have no effect on the financial and reporting disclosures of the Company.

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will go into effect 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management is assessing the impact of the adoption of SFAS No. 162 on the Company.

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

Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of September 30, 2008, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $3,193. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of September 30, 2008, the Company had an outstanding receivable from Altamont of $38,103 for gas sales, and a payable to Altamont of $7,413 for production taxes and royalties. The Company also purchased oil and gas leases from Altamont during the six months ended September 30, 2008 for a total of $12,260. This was the same amount originally paid by Altamont to acquire the leases.

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

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to continue to generate positive net income from producing activities in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities.

Majestic Oil & Gas, Inc participated in a drilling program in the Lake Frances Field during the Fourth Quarter 2007. Two successful gas wells were drilled; the B Ag, Inc #25-1 and the Vandenbos #19-1. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and the Company has seen an increase in production volumes as a result of these two wells. In addition, Majestic Oil & Gas, Inc participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1 wells. The Vandenbos #19-2 well was subsequently plugged and abandoned. The Jody Fields #4-1 well, is a wildcat oil well, which is yet to be completed.

During the Third Quarter 2008, Majestic Oil & Gas, Inc participated in the drilling of the Boucher #18-1 and the Stoltz #18-1 wells. The Boucher #18-1 well was completed as a 4th Bow Island Gas well with initial production of 270 MCF per day. The Stoltz #18-1 was also completed as a 4th Bow Island Gas well with initial production of 75 MCF per day. These natural gas wells are located in Section 18-T29N-R5W, Pondera County, Montana and together provide 345 MCF per day of new natural gas production. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and the Company has seen an increase in production volumes as a result of these two wells

RESULTS OF OPERATIONS

Three months ended September 30, 2008 vs. Three months ended September 30, 2007

Revenues for the three-month period ending September 30, 2008 were $38,103 compared to $5,515 for the three-month period ending September 30, 2007. The increase in the revenues between these two periods is a direct result of the four wells being brought into production, which increased production/sales volumes. The price received per MCF also increased significantly in 2008 compared to 2007 (MCF stands for the price per thousand cubic feet of natural gas), as shown in the chart below:

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
July 2008	243.17	7.71	348.36	3.60
August 2008	240.69	5.90	336.39	2.95
September 2008	225.84	4.52	309.58	2.55

Boucher #27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
July 2008	64.76	7.71	190.58	3.60
August 2008	70.33	5.90	160.67	2.95
September 2008	81.26	4.52	139.01	2.55

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
July 2008	41.00	7.71	0
August 2008	39.40	5.90	0
September 2008	37.80	4.52	0

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
July 2008	1144.48	7.71	0
August 2008	1047.34	5.90	0
September 2008	958.44	4.52	0

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
July 2008	0	7.71	0
August 2008	471.49	5.90	0
September 2008	546.77	4.52	0

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
July 2008	0	7.71	0
August 2008	43.27	5.90	0
September 2008	54.03	4.52	0

Majestic Oil & Gas, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the period ending September 30, 2008 were 926.05 MCF compared to 1,484.59 MCF for the period ending September 30, 2007, due to the natural decline in production. However, production volumes significantly increased during the period as a result of the added production from the new natural gas wells, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1. Third Quarter 2008 production of 4,384.02 MCF for the new wells, brings the Company’s total share of production to 5,310.08 MCF for the three months ended September 30, 2008.

The Company’s total expenses of $44,102 for the three-months ended September 30, 2008 increased by $1,015 compared to $43,087 reported for expenses during the three-month period ending September 30, 2007. While the total was comparable, the three-months ended September 30, 2008 included $19,810 in depreciation, depletion and amortization and $9,117 in production costs, compared to $2,810 in depreciation, depletion and amortization and $1,790 in production costs during the three-months ended September 30, 2007. These increases offset $21,295 in Board compensation incurred during the three-months ended September 30, 2007. Other selling, general and administrative expenses were comparable between the periods.

The Company realized a Net Loss of ($5,999) for the three-month period ending September 30, 2008 compared to a Net Loss of ($37,572) for the same period in 2007. The variance between these to periods is directly related to the increase in revenues due to an increase in production volumes.

The Company expects to continue to see steady revenues through the end of 2008, as a result of the volumes expected from the two new wells. The Company continues to see a steady trend in natural gas pricing as of the date of this report.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful could contribute to an increase in future production revenues due to the price per barrel of oil. With the price of crude oil at prices at $60 per barrel and natural gas pricing at or around $5.00 per MCF, management continues to be committed to building the Company through drilling oil and natural gas prospects.

Nine months ended September 30, 2008 vs. Nine months ended September 30, 2007

Revenues for the nine-month period ending September 30, 2008 were $108,757 compared to $21,893 for the nine-month period ending September 30, 2007. The increase in the revenues between these two periods is a direct result of the four new wells being brought into production during the 4th Quarter of 2007 and 3rd Quarter 2008, which increased production/sales volumes as shown in the chart below. The Company also reported a steady increase in the price received per MCF. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	284.63	3.91	426.94	3.57
February	265.65	4.45	365.06	3.53
March	261.73	4.98	397.24	3.83
April	255.96	5.36	378.47	3.50
May	255.54	6.33	370.22	3.67
June	246.06	6.75	339.08	3.80
July	243.17	7.71	348.36	3.60
August	240.69	5.90	336.39	2.95
September	225.84	4.52	309.58	2.55
Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	89.10	3.91	297.83	3.57
February	85.39	4.45	242.14	3.53
March	73.22	4.98	262.14	3.83
April	67.44	5.36	238.84	3.50
May	67.03	6.33	222.13	3.67
June	68.06	6.75	166.24	3.80
July	64.76	7.71	190.58	3.60
August	70.33	5.90	160.67	2.95
September	81.26	4.52	139.01	2.55

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	40.80	3.91	0
February	41.80	4.45	0
March	42.20	4.98	0
April	42.40	5.36	0
May	41.00	6.33	0
June	39.80	6.75	0
July	41.00	7.71	0
August	39.40	5.90	0
September	37.80	4.52	0

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
January	1792.93	3.91	0
February	1658.87	4.45	0
March	1578.84	4.98	0
April	1390.95	5.36	0
May	1328.66	6.33	0
June	1219.14	6.75	0
July	1144.48	7.71	0
August	1047.34	5.90	0
September	958.44	4.52	0

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
July 2008	0	7.71	0
August 2008	471.49	5.90	0
September 2008	546.77	4.52	0

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
July 2008	0	7.71	0
August 2008	43.27	5.90	0
September 2008	54.03	4.52	0

Majestic Oil & Gas, Inc’s Net Share of the production volumes from the Ludwig State #36-1 and Boucher #27-1 wells for the nine-month period ending September 30, 2008 were 2,945.86 MCF compared to 5,191.11 MCF for the nine-month period ending September 30, 2007, due to the natural decline in production. However, production volumes significantly increased during the period as a result of the added production from the new natural gas wells, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1. Production of 13,601.41 MCF for the four new wells brings the Company’s total share of production to 16,547.27 MCF for the nine months ended September 30, 2008.

The Company’s expenses of $150,843 increased significantly during the nine-month period ending September 30, 2008 compared to the $97,180 reported for the same period in 2007. This increase is due in part to an increase in depletion, depreciation and amortization of $36,020, a non-cash item, from $9,410 reported for the period ending September 30, 2007, to the $45,430 reported for the period ending September 30, 2008. The Company also saw an increase in production (lifting) costs of $18,210 from the $7,291 reported for the nine-month period ending September 30, 2007 compared to the $25,501 for the nine-month period ending September 30, 2008. This was due to the increases in production volumes.

The Company showed a Net Loss of ($42,086) the nine-month period ending September 30, 2008 compared to a Net Loss of ($75,287) for the same period in 2007. The variance between these two periods is directly related to increases in sales volumes and in price, as detailed above. The Company expects to continue to see steady revenues through the end of 2008, as a result of the volumes expected from the two new wells. The Company continues to see an upward trend in natural gas pricing as of the date of this report.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful could contribute to an increase in future revenues due to the price per barrel of oil. With the price of crude oil at approximately $60 per barrel and natural gas staying at or around $5.00 per MCF, Management is confident that we will build the Company through drilling oil and natural gas prospects.

LIQUIDITY AND CAPITAL RESOURCES

We are still a development stage company. From our inception to September 30, 2008, we have incurred an accumulated deficit of ($597,220). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal period ended December 31, 2002, and $304,484 in legal, accounting and professional fees incurred since inception, all of which arise from being a publicly traded company.

As of September 30, 2008, we had $136,827 of current cash available. This decrease in cash from the previous quarter end balance of $178,589 is due primarily to the costs incurred to participate in the drilling of the new gas wells during the period. Our cash resources of $136,827 are not sufficient to satisfy our cash requirements over the next 12 months. We need a minimum of an additional $1,000,000 to finance our planned expansion in the next 12 months, which will be used to drill development oil and natural gas wells in the Lake Frances and Williams Fields. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were ineffective as of September 30, 2008 due to the following: The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, our outside accounting firm that is not our audit firm performed direct tests of our internal controls and procedures to identify material weaknesses, that in its judgment, need to be addressed. Their work indicated the identified financial reporting controls and procedures are operating and effective, subject to the material weakness described above, as of September 30, 2008. If, as a result of our ongoing evaluation and testing of our financial reporting controls and procedures, it appears that any control can be implemented to continue to mitigate such weaknesses, it will be implemented as soon as practicable. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended September 30, 2008.

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

MAJESTIC OIL & GAS, INC.

Date: November 14, 2008	By:	/s/ Patrick Montalban
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general