Form 10-K
period 2008-12-31
MAJESTIC OIL & GAS
filed 2009-03-31
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to ________

File No. 333-127813

Majestic Oil & Gas, Inc.
(Name of small business issuer in our charter)

Nevada	4600	20-1673271
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

P.O Box 488 Cut Bank, Montana	59427
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone 406-873-5580

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of June 30, 2008) was approximately $1.2 million (based on 7,808,000 shares of common stock outstanding on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Part I

Item 1. Description of Business.

Business Development

We were incorporated in Nevada on April 16, 2002 as M2 Group Energy Corporation. On June 21, 2004, we changed our name to Majestic Oil & Gas, Inc. We are authorized to issue 100,000,000 shares of common stock of which 7,808,000 shares are outstanding.

We, through our wholly-owned subsidiary, Grizzly Energy, Inc., own a 25% working interest in a producing gas well on a state of Montana lease located in Section 36-T29N-R5W, Pondera County, Montana (Ludwig/State #36-1). It currently has gas reserves of 26.72 million cubic feet of Proved Net Producing Reserves, which are reserves established based upon actual production. Net Reserves are gross reserves less taxes, royalties and all expenses.

Grizzly Energy acquired the 25% working interest from Altamont Oil and Gas, Inc., a Montana corporation and an affiliate of our President, Mr. Patrick Montalban, in July 2004 for 16,000 shares of Grizzly Energy common stock. Mr. Patrick Montalban owns and manages Altamont Oil and Gas, Inc. Mr. Patrick Montalban owns and manages Grizzly Energy, Inc. Thereafter in July 2004, Majestic Oil & Gas, Inc. acquired all 16,000 issued and outstanding shares of Grizzly Energy, Inc. common stock for the issuance of 1,600,000 shares of our common stock. Prior to the sale to Majestic Oil & Gas, Inc., Altamont Oil & Gas, Inc. incurred $120,000 in the acquisition of a 50% Working Interest in this well. Altamont retained the remaining 25% interest in this well.

Majestic Oil & Gas, Inc participated in the drilling of the Boucher 27-1 with Altamont and our 33% of the proportionate share of the drilling and completion costs were $32,187. For this expenditure, we earned a 25% working interest. The Boucher 27-1 well is located in Section 27-T29N-5W, Pondera County, Montana. During 2008 the well was recompleted allowing for increased production with our share of the recompletion costs totaling $4,780. This well currently has gas reserves of 14.39 million cubic feet of Proved Net Producing Reserves.

In addition to the above two wells, Majestic Oil & Gas, Inc. participated in the drilling of the B. Ag #25-1, Vandenbos #19-1, Vandenbos #19-2 and Jody Fields #4-1 wells during the Third Quarter of 2008 and the Boucher #18-1 and Stoltz #18-1 during the Fourth Quarter 2008. The Company’s share of drilling and completion costs for these wells are as follows:

B. Ag #25-1:	$46,926
Vandenbos #19-1:	$54,728
Vandenbos #19-2:	$15,334
Jody Fields #4-1:	$50,000
Boucher #18-1	$60,039
Stoltz #18-1	$59,687

As a result, Majestic Oil & Gas, Inc. earned a 25% Working Interest in the B. Ag #25-1, the Vandenbos #19-1, the Jody Fields #4-1, Boucher #18-1 and the Stoltz #18-1.

The Vandenbos #19-1 was the largest gas well drilled to-date, in the Lake Frances area, with initial production of 750 MCF per day. This well currently has natural gas reserves of 40.39 million cubic feet of Proved Net Producing Reserves. The B. Ag. #25-1 well was successfully completed and is currently producing as an economical natural gas well. This well currently has natural gas reserves of 2.52 million cubic feet of Proved Net Producing Reserves. The Vandenbos #19-2 was subsequently plugged and abandoned and the Jody Fields #4-1, which was drilled as a wildcat oil well has also been plugged and abandoned. The Boucher #18-1 and  Stoltz #18-1 are also producing as economical natural gas wells.

All wells in which Majestic Oil & Gas, Inc. holds a Working Interest are operated by Altamont Oil & Gas, Inc.

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

Estimates of proved reserves may vary and, as a result, revenues from production may vary significantly from our expectations. We base our estimates of our proved oil and natural gas reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the Securities and Exchange Commission, as to natural gas prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. There are numerous uncertainties inherent in estimating quantities of reserves of gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond the our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

Natural Gas Reserves

The following table summarizes information regarding our estimated proved natural gas reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon reports prepared by Citadel Engineering Ltd, Petroleum Consultants. In accordance with SEC guidelines, we make the standardized and Proved Producing Reserves – 10% discount estimates of future net cash flows from proved reserves using natural gas sales prices in effect as of the dates of the estimates which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following end of the year prices: Year ended December 31, 2008

Natural gas (per Thousand Cubic Feet)	$3.38

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

At March 23, 2009, the weighted net average price of natural gas we produced sold at prices averaging approximately $5.01 per Thousand Cubic Feet.

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

Employees

We have six part-time employees, one of whom is Mr. Patrick Montalban, our President and CEO. The person supervising our day-to-day operations is Mr. Patrick Montalban. In this capacity, he currently devotes approximately 50% of his time to our business and anticipates that during the next 12 months he will devote approximately 60% of his time to Majestic Oil & Gas. As our business develops, if we raise additional funds and drill or participate in additional wells, Mr. Montalban may devote 75% of his time to our business. Mr. Montalban may have conflicts in allocating his time between our business and his other activities. Currently, Mr. Montalban receives no compensation from the Company for his services.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “MJOG.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the years 2008 and 2007.

	High	Low
January 1 – March 31, 2007	$0.51	$0.19
April 1 – June 30, 2007	$0.54	$0.23
July 1 – September 30, 2007	$0.63	$0.30
October 1 – December 31, 2007	$0.57	$0.29
January 1 – March 31, 2008	$0.55	$0.26
April 1 – June 30, 2008	$0.80	$0.40
July 1 – September 30, 2008	$0.31	$0.54
October 1 – December 31, 2008	$0.35	$0.20

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Options, Warrants, Convertible Securities

We have no outstanding warrants or options as of March 23, 2009.

The Company granted an option to buy 125,000 shares at $0.38 per share to a member of the Company’s Board of Directors on August 9, 2007. These options expired on August 9, 2008, without being exercised. The fair value of these options, $21,295, was recorded as stock compensation expense and additional paid in capital at the time the options were granted.

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

Holders

As of the date of this registration statement, we had 33 holders of record of our common stock.

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

Majestic Oil & Gas, Inc has participated in drilling programs in the Lake Frances Field during 2007 and 2008.  Four successful gas wells have been drilled to-date; the B Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1.  Majestic Oil & Gas, Inc holds a 25% Working Interest in these four wells and the Company expects to see an increase in production volumes, as a result of these wells. In addition, Majestic Oil & Gas, Inc participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned, as was the Jody Fields #4-1 well, which was a wildcat oil well.

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2008, Majestic Oil & Gas, Inc saw a significant increase in the price received per MCF at a high of $7.71 and a dramatic decrease to a low of $3.36, as detailed under “Results of Operation.”  The current trend shows a continued decline in pricing.  The price we received for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Year ended December 31, 2008 vs. Year ended December 31, 2007:
	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue	$130,623	$41,189
Expenses	$199,303	$296,214
Net Income (Loss)	$(68,680)	$(255,025)

Revenues for the period ending December 31, 2008 were $130,623 compared to $41,189 for the period ending December 31, 2007. There was a large increase in the revenues between these two periods as a result of the increase in natural gas production with the drilling of two additional wells during 2008 and a full year’s production from two natural gas wells brought on line during the 4th Quarter 2007. In addition, the Company saw an increase in the price received per MCF overall. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	284.63	3.91	426.94	3.57
February	265.65	4.45	365.06	3.53
March	261.73	4.98	397.24	3.83
April	255.96	5.36	378.47	3.50
May	255.54	6.33	370.43	3.67
June	246.06	6.75	339.08	3.80
July	243.17	7.71	348.36	3.60
August	240.69	5.90	336.39	2.95
September	225.84	4.52	309.58	2.55
October	243.99	3.47	310.61	3.07
November	229.35	3.39	265.03	3.78
December	242.76	3.36	278.85	4.06

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	89.10	3.91	297.83	3.57
February	85.39	4.45	242.14	3.53
March	73.22	4.98	262.14	3.83
April	67.44	5.36	238.84	3.50
May	67.03	6.33	222.13	3.67
June	68.06	6.75	166.24	3.80
July	64.76	7.71	190.58	3.60
August	70.33	5.90	160.67	2.95
September	81.26	4.52	139.01	2.55
October	114.26	3.47	133.86	3.07
November	112.61	3.39	95.91	3.78
December	113.44	3.36	104.98	4.06

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	40.80	3.91
February	41.80	4.45
March	42.20	4.98
April	42.40	5.36
May	41.00	6.33
June	39.80	6.75
July	41.00	7.71
August	39.40	5.90
September	37.80	4.52
October	40.00	3.47
November	37.40	3.39	21.45	3.78
December	37.00	3.36	51.15	4.06

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January	1792.93	3.91
Febtuary	1658.87	4.45
March	1578.84	4.98
April	1390.95	5.36
May	1328.66	6.33
June	1219.14	6.75
July	1144.48	7.71
August	1047.34	5.90
September	958.44	4.52
October	952.67	3.47
November	823.97	3.39	963.19	3.78
December	736.11	3.36	1,897.09	4.06

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January
Febtuary
March
April
May
June
July
August	471.49	5.90
September	546.77	4.52
October	529.03	3.47
November	461.38	3.39
December	444.88	3.36

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2008		2007
January
Febtuary
March
April
May
June
July
August	43.27	5.90
September	54.03	4.52
October	73.13	3.47
November	52.61	3.39
December	38.80	3.36

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for period ending December 31, 2008 were 21,831 MCF compared to 9,313 MCF for period ending December 31, 2007. The production increased significantly, as a result of Majestic Oil & Gas, Inc’s participation in the drilling of two new wells being the Boucher #18-1 and Stoltz #18-1.  In addition, the Company realized a full year’s production from B. Ag #25-1 and Vandenbos #19-1, which were drilled during the 4th Quarter of 2007.   The Company expects to see an increase in production volumes in 2009 due to these four new wells. The Company has plans to continue its development of oil and natural gas prospects in the Lake Frances area.

Our total expenses decreased by $96,911 from the $296,214 reported for the year ending December 31, 2007 compared to the $199,303 reported for the year ending December 31, 2008. Of those expenses, Production (Lifting) Costs increased by $19,270 from $12,885 for the year ended December 31, 2007 to $32,155 for the year ended December 31, 2008. This increase was attributable to the increase in production between the two periods. There was a significant decrease in the Selling, General & Administrative Expenses of $156,539 from the $262,247 reported for the period ending December 31, 2007 compared to the $105,708 reported for the same period in 2008. The primary reason for the decrease was a decrease of $150,691 in professional fees incurred. Revenues for the period significantly increased, as a result of the increased production volumes and price per MCF.

The Company showed a Net Loss of ($68,680) for the period ending December 31, 2008. This compares to the Net Loss of ($255,025) for the period ending December 31, 2007. The variance between these periods is directly related to the increase in revenues and volumes during 2008, as well as the decrease in expenses for the period. We expect to see steady revenues during 2009, as a result of the volumes expected from the four new wells. The Companies revenues are subject to the volatility of natural gas prices, which continue to fluctuate.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues due to the price per barrel of oil. However, the price of crude oil has significantly decreased, as has the price of natural gas, since last reported.  In spite of the drop in the price of oil and Natural gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the years 2008 and 2007:

	Drilling Activity
	Gross Wells			Net Wells
Year	Total	Producing	Dry	Total	Producing	Dry
2008	3	2	1	0.75	0.50	0.25
2007	3	2	1	0.75	0.50	0.25

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the years 2008 and 2007, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

	2008		2007
Net Production
Oil (Bbls)		-
Gas (Mcf)		21,831		9,313.2

Average Sales Prices				-
Oil (per Bbl)	$		$
Gas (per Mcf)		$5.98		$4.42

Average Production Cost Per MCF		$1.47		$1.38

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to December 31, 2008, we incurred an accumulated deficit of ($623,814). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002, and $266,868 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of December 31, 2008, we had $79,790 of current cash available. Our cash resources of $79,790 are not sufficient to satisfy our cash requirements over the next 12 months.

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

The Company acquired leases covering approximately 3,962.56 net acres of undeveloped land during 2007, for the purposes of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields. These leases remain in good standing with the term of the leases being for periods of 3 or 5 years. Management considers the value of the properties to be as much or more than for what they were acquired.

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

Item 7. Financial Statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND
INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2008

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
(A development stage company)
Cut Bank, Montana

We have audited the consolidated balance sheet of Majestic Oil and Gas, Inc. (a development stage company - the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and for the cumulative period from Inception (April 16, 2002) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Majestic Oil & Gas, Inc. as of December 31, 2007, were audited by other auditors whose report dated March 14, 2008, expressed an unqualified opinion on those statements

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majestic Oil and Gas Inc. as of December 31, 2008, and the consolidated results of their operations and cash flows for the year ended December 31, 2008 and for the cumulative period from Inception (April 16, 2002) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Richey May & Co.

Englewood, Colorado
March 30, 2009

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash and cash equivalents	$79,790	$77,329
Trade receivables	24,070	17,641

Total current assets	103,860	94,970

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost pool method of
accounting:
Properties being amortized	455,894	325,051
Properties not subject to amortization	138,383	124,526
Less accumulated depletion, amortization and impairment	(129,400)	(68,800)

Net property and equipment	464,877	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,240	2,080

Total other assets	1,240	2,080

Total assets	$569,977	$477,827

LIABILITIES
Accounts payable	$5,708	$538
Production taxes and royalties payable	4,409	4,435

Total current liabilities	10,117	4,973

Asset retirement obligation	8,879	3,193

Total liabilities	18,996	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized, 100,000,000 shares
Issued and outstanding, 7,808,000 in 2008 and
7,508,000 shares in 2007	1,155,500	1,005,500
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(623,814)	(555,134)

	550,981	469,661

Total liabilities and stockholders' equity	$569,977	$477,827

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2008

			Inception
	Year Ended	Year Ended	(April 16, 2002)
	December 31,	December 31,	to December 31,
	2008	2007	2008

REVENUE	$130,623	$41,189	$427,219

PRODUCTION (LIFTING) COSTS	32,155	12,885	124,106
EXPLORATION EXPENSES	-	2,362	3,862
DEPLETION, DEPRECIATION, AMORTIZATION
& IMPAIRMENT	61,440	18,720	130,660

INCOME FROM OIL & GAS PRODUCING
ACTIVITIES	37,028	7,222	168,591

SELLING, GENERAL & ADMINISTRATIVE
EXPENSES	105,708	262,247	792,405

NET LOSS	$(68,680)	$(255,025)	$(623,814)

EARNINGS PER SHARE

Net income (loss), basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares
outstanding	7,739,868	6,715,595
Dilutive potential shares-
stock warrants	-	-

Adjusted weighted average shares	7,739,868	6,715,595

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2008

					(Deficit)
					Accumulated
	Common Stock		Additional	Stock	During
			Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE,
INCEPTION
(APRIL 16, 2002) TO
DECEMBER 31, 2005	6,240,000	$624,000	$-	$-	$(280,041)	$343,959

Net loss	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net loss	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net loss	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	$1,155,500	$21,295	$(2,000)	$(623,814)	$550,981

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2008

			Inception
			(April 16, 2002)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING ACTIVITIES
Net income (loss)	$(68,680)	$(255,025)	$(623,814)
Charges and credits to net income
(loss) not affecting cash
Depletion and amortization	61,440	18,720	130,660
Organizational expenses paid
with stock	-	-	300,000
Legal fees paid with stock	-	147,000	172,000
Stock compensation expense	-	21,295	21,295
Changes in assets and liabilities
Trade receivables	(6,429)	(9,197)	(24,070)
Accounts payable	5,170	(2,781)	5,708
Production taxes and royalties
payable	(26)	(7,790)	4,409

NET CASH (USED) PROVIDED BY
OPERATING ACTIVITIES	(8,525)	(87,778)	(13,812)

INVESTING ACTIVITIES
Website development	-	(2,500)	(2,500)
Additions to property and equipment	(139,014)	(254,197)	(425,398)

NET CASH (USED) BY
INVESTING ACTIVITIES	(139,014)	(256,697)	(427,898)

FINANCING ACTIVITIES
Proceeds from issuance of
common stock	150,000	232,500	521,500

NET CASH PROVIDED BY
FINANCING ACTIVITIES	150,000	232,500	521,500

NET CHANGE IN CASH AND
CASH EQUIVALENTS	2,461	(111,975)	79,790

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	77,329	189,304	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$79,790	$77,329	$79,790

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the years ended December 31, 2008 and 2007, the Company recognized no adjustments for uncertain tax benefits. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2008. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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
DECEMBER 31, 2008 AND 2007

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

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with Statement of Financial Accounting Standard  (SFAS) No. 128 using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The effect of outstanding common stock warrants and options was anti-dilutive for 2008 and 2007.

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
DECEMBER 31, 2008 AND 2007

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

During the year ended December 31, 2008, the Company did not make any stock option awards.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurement”, which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 would apply to all financial instruments that are being measured and reported on a fair value basis. Currently, the Company has no financial instruments to which this statement would apply.

On December 4, 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was issued. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim period within those fiscal years, beginning on or after December 15, 2008. The Company does not have a noncontrolling interest in a subsidiary at this time and cannot evaluate the impact SFAS No. 160 will have on future financial statements.

In March 2008, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” was issued. SFAS No. 161 gives financial statement users better information about he reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data bout the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for the Company as of January 1, 2009, with early application encouraged. The adoption of this new standard is expected to have no effect on the financial and reporting disclosures of the Company.

In May 2008, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” was issued. The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will go into effect 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Management is assessing the impact the adoption of SFAS No. 162 will have on the Company.

In December 2008 the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things, allows the use of new technologies to determine proved reserves; permits the optional disclosure of probable and possible reserves; modifies the prices used to estimate reserves for SEC disclosure purposes to a 12-month average instead of a period end price; and requires that if a third party is primarily responsible for preparing or auditing reserve estimates, the Company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit any report received from the third party. The revised rules are effective January 1, 2010. The new requirements do not have an impact on the Company’s 2008 financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2008, an additional asset retirement obligation of $5,686 was recorded, and a corresponding amount was added to the full cost pool bringing the total asset retirement obligation to $8,879. No accretion expense was recorded for the years ended December 31, 2008 and 2007, as it was not considered to be significant.

NOTE 4 - COMMON STOCK WARRANTS

The Company issued common stock warrants to the stockholders that purchased common stock from the Company for cash. These warrants entitle the holders to purchase additional shares of common stock from the Company for $0.25 per share. During the year ended December 31, 2007, a total of 938,000 of the 1,390,000 warrants issued and outstanding were exercised for a total of $234,500. As of December 31, 2008, $2,000 remained to be collected, and is reflected as a stock subscription receivable. The remaining 452,000 warrants expired.

The warrants were issued 1:1 for each common share purchased for cash as follows: during the years ended December 31, 2008 and 2007 no warrants were issued, and during the period from inception (April 16, 2002) through December 31, 2008 a total of 1,390,000 warrants were issued.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 - RELATED PARTY TRANSACTIONS

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests.  As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. Currently, all revenue earned by the Company is received from Altamont. As of December 31, 2008, the Company had an outstanding receivable from Altamont of $24,070 for gas sales, and a payable to Altamont of $4,409 for production taxes and royalties.

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

NOTE 6 - INCOME TAXES

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	2008	2007

Federal statutory income tax rate	34.00%	34.00%
State income tax rate	6.75%	6.75%
Permanent differences
Valuation allowance	-40.75%	-40.75%

Effective tax rate	0.00%	0.00%

The sources of temporary differences resulting in deferred tax assets and deferred tax liabilities are as follows:

Deferred tax assets
Federal and state net operating loss carryovers	$197,700	$93,900
Organizational costs	2,300	7,400
Total deferred tax assets	200,000	101,300

Deferred tax liabilities
Oil and gas properties and related equipment	(83,600)	(59,600)
Total deferred tax liabilities	(83,600)	(59,600)

Net deferred tax asset	116,400	41,700

Less: Valuation allowance	(116,400)	(41,700)

Deferred tax liability	$-	$-

During the years ended December 31, 2008 and 2007, the Company recorded valuation allowances that reduced the total deferred tax assets to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the carry-forwards are expected to be available to reduce taxable income. Because the Company is in the development stage, and may not achieve its desired level of profitability in its intended area of operation, a valuation allowance has been established that reduces the deferred tax asset to zero in all periods presented. There was no other activity in the valuation allowance during the years ended December 31, 2008 and 2007, or during the period from inception (April 16, 2002) to December 31, 2008.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Operating loss carry-forwards total approximately $514,000 as of December 31, 2008 and for tax purposes expire in the years 2026 through 2028.

NOTE 7 - STOCK OPTIONS

Although the Company does not have a formal stock option plan, all options granted in the past have been approved by the Board of Directors.

The Company granted a non-qualified stock option to buy 125,000 shares at $0.38 per share to a member of the Company’s Board of Directors on August 9, 2007.  These options expired on August 9, 2008, without being exercised. The Company recorded a total of $21,295 for stock compensation expense.

The following table presents the stock options outstanding at December 31:

Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	125,000	$0.38
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	(0.38)

Outstanding at December 31, 2008	-	$-

Exercisable at December 31, 2008	-	$-

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

NOTE 9 - OIL AND GAS PROPERTY ACQUISITIONS

During the year ended December 31, 2007 the Company entered into a Farm-out Agreement with Altamont and Numbers, Inc., an entity whose owner is a member of the Board of Directors of the Company, to drill a 10-well natural gas development program.  This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana.  The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir.  The Williams Field is located 7 miles east of the town of Valier, Montana. The locations for the development program were determined from information gathered from a geological and engineering study.  The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed.  The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company's interest will revert to 50%. No wells have as yet been drilled under this agreement.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The Company participated in a drilling program during late 2007 and early 2008. As part of this drilling program, the Company has a 25% working interest in the B. Ag 25-1 well, a 25% working interest in the Vandenbos 19-1 well, a 12.5% working interest in the Vandenbos 19-2 well, a 25% working interest in the Jody Fields 4-1 well, a 25% working interest in the Boucher 18-1 well, and a 25% working interest in the Stoltz 18-1 well, all of which are in Pondera County, Montana. The B. Ag 25-1 well, the Vandenbos 19-1 well, the Boucher 18-1 and the Stoltz 18-1 well are producing gas wells. The Vandenbos 19-2 well and the Jody Fields 4-1 well were dry holes.

The Company acquired a variety of oil and gas leases during the years ended December 31, 2008 and 2007, both from unrelated third parties and from Altamont. These leases are for future oil and gas development and are not part of any current drilling program. The amount paid to Altamont was the same amount originally paid by Altamont to acquire the leases.

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31, 2007 and 2006:

	2008	2007

Proved properties:

Capitalized costs	$455,894	$325,051

Less accumulated depletion,
depreciation, amortization
and impairment	(129,400)	(68,800)

Net capitalized costs - proved properties	$326,494	$256,251

Unproved properties

Capitalized costs	138,383	124,526

Net capitalized costs	$464,877	$380,777

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not been established due to the recent commencement of production. Depletion expense recognized was $60,600 and $18,300 for the years ended December 31, 2008 and 2007, respectively.

The unproved properties include a variety of lease acquisitions in Pondera County, and costs associated with an exploratory oil well in Pondera County which has not been completed. These capitalized costs associated with unproved properties have been excluded from amortization, and we do not know when they will be complete and added to the amortization base.

The Company follows SFAS No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2008, an asset retirement obligation of $8,879 was recorded, and a corresponding amount was added to the full cost pool. No accretion expense was recorded during the years ended December 31, 2008 and 2007, as it was not considered to be significant. As of December 31, 2007, the estimated future cost to plug and abandon the Company’s gas wells was $3,193. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following table presents the Company’s current asset retirement obligation activity in 2008:

Asset retirement obligations at December 31, 2007	$3,193
Liabilities incurred during the year	5,686
Liabilities settled during the year	-
Accretion expense	-

Asset retirement obligations at December 31, 2008	$8,879

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2008, 2007 and the period from April 16, 2002 (Inception) to December 31, 2008:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2008	2007	December 31, 2008

Oil and gas sales	$130,623	$41,189	$427,219
Production costs	(32,155)	(12,885)	(124,106)
Depletion, depreciation
and amortization	(60,600)	(18,300)	(129,400)

	37,868	10,004	173,713

Income tax provision	-	-	-

	$37,868	$10,004	$173,713

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY

SUPPLEMENTARY INFORMATION

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2008 AND 2007

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31, 2008 and 2007:

	2008	2007

Proved properties:

Capitalized costs	$455,894	$325,051

Less accumulated depletion,
depreciation, amortization
and impairment	(129,400)	(68,800)

Net capitalized costs - proved properties	$326,494	$256,251

Unproved properties

Capitalized costs	138,383	124,526

Net capitalized costs	$464,877	$380,777

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2008, 2007, and the period from April 16, 2002 (Inception) to December 31, 2008:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2008	2007	December 31, 2008

Property acquisition costs:
Proved	$-	$-	$192,187
Unproved	13,857	124,526	138,383
Exploration costs	-	13,335	13,335
Development costs	125,157	116,336	241,493
Asset retirement obligation	5,686	3,193	8,879

	$144,700	$257,390	$594,277

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2008 AND 2007

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2008 and 2007, and the period from April 16, 2002 (Inception) to December 31, 2008:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2008	2007	December 31, 2008

Oil and gas sales	$130,623	$41,189	$427,219
Production costs	(32,155)	(12,885)	(124,106)
Depletion, depreciation
and amortization	(60,600)	(18,300)	(129,400)

	37,868	10,004	173,713

Income tax provision	-	-	-

	$37,868	$10,004	$173,713

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2008 AND 2007

Presented below is a summary of the changes in estimated proved reserves of the Company for the years ended December 31, 2008 and 2007:

	2008		2007
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved reserves
Beginning of the year	-	116,462	-	81,426
Revisions of previous estimates	-	(10,891)	-	(30,934)
Improved recovery	-	-	-	-
Purchases of reserves in place	-	-	-	-
Extensions and discoveries	-	25,708	-	75,283
Production	-	(21,831)	-	(9,313)
Sales of reserves in place	-	-	-	-

End of the year	-	109,448	-	116,462

All of the proved reserves currently owned by the Company are proved developed reserves. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

	2008	2007
Standardized Measure of Discounted Future
Net Cash Flows
Future cash inflows	$479,000	$477,000
Future production costs	(44,000)	(34,000)
Future development costs	(9,000)	(5,000)
Future income tax expenses	(44,000)	(44,000)

Future net cash flows	382,000	394,000

10% annual discount for estimated
timing of cash flows	(108,000)	(130,000)

Standardized measures of discounted future net
cash flows relating to proved oil and gas reserves	$274,000	$264,000

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2008 AND 2007

The following reconciles the standardized measure of discounted future net cash flow during 2008 and 2007:

	2008	2007

Beginning of the year	$264,000	$162,000
Net change in prices and production costs	79,000	(3,000)
Extensions and discoveries	58,000	170,000
Revision of previous estimates	(25,000)	(47,000)
Net change in estimated future development costs	(4,000)	10,000
Sales of oil and gas produced, net of production costs	(98,000)	(28,000)

End of the year	$274,000	$264,000

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2008, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, our outside accounting firm that is not our audit firm performed direct tests of our internal controls and procedures in place during the year ended December 31, 2008 to identify material weaknesses that in its opinion need to be addressed. No material weaknesses, other than the material weakness identified above, were identified as a result of this testing. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

PART II - ITEM 8B. OTHER INFORMATION

None—Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position
Patrick M. Montalban	51	President, CEO and Director
Danny M. Mitchell	80	Corporate Secretary and Director
Bruce D. Hirsche	60	Director

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

Bruce D. Hirsche, Barrister & Solicitor was appointed to the Board of Directors on December 13, 2006. Mr. Hirsche is a partner with Parlee McLaws, a law firm, specializing in Securities Law. He received his Bachelor of Law (L.L.B.) Degree in 1974 from the University of Alberta and his Masters Degree (L.L.M.) in 2003 from York University, Osgoode Hall Law School. Mr. Hirsche is currently a member of the Law Society of Alberta, the Canadian Bar Association and the Edmonton Bar Association. Mr. Hirsche is currently a Director and Officer of several public and private companies, as follows:

Mr. Hirsche was a Director and Officer of MSR Exploration Ltd, now Quicksilver Resources, Inc from July 1991 to September 1997. Other Directorship and Officer positions include Global Tree Technologies from January 1991 to present, Shelton Canada Corp from June 1997 to present, Rock Resources, Inc from February 2000 to July 2003, EquiTech Corporation from June 2000 to February 2004, Innovotech Inc from January 2001 to present, AltaRex Corp (now Twin Butte Energy) from May 2003 to February 2004, AltaRex Medical Corp from December 2003 to present, ViRexx Medical Corp from December 2003 to Present, Arrow Energy Ltd from September 2008 to present.

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

Item 10. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer for the years ended December 31, 2008 and 2007.

Name	Title	Year	Commission	Bonus	Stock awards	Option Awards *	Non- equity Incentive plan compen-sation	Non qualified deferred compen-sation	All other Compen-sation	Total
Patrick Montalban	President	2008	0	0	0	0	0	0	0	0
Patrick Montalban	President	2007	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END MARCH 31, 2008
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date None	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Patrick Montalban	0	0	0	0	None	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have no employment or other compensation agreement or arrangement with Mr. Montalban.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

•
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended December 31, 2008	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick M. Montalban	0	0	0	0	0	0	0	0
Dan Mitchell	0	0	0	0	0	0	0	0
Bruce D. Hirsche	0	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

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

Name and Address	Number of Shares of Common Stock	Percentage
Patrick M. Montalban [1] P.O Box 488 Cut Bank, Montana 59427	4,600,000	61.3
Danny Mitchell P.O Box 488 Cut Bank, Montana 59427	90,000	1.2
Bruce Hirsche [1]	0	0.0
All officers and directors as a group [three persons]	4,690,000	62.5

 [1] Represents currently exercisable options.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,808,000 shares of common stock outstanding as of December 31, 2008.

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

During the period from inception (April 16, 2002) to December 31, 2002, the Company paid consulting fees totaling $28,000 to Patrick M. Montalban, President, CEO and director to the Company, for studies of various oil and natural gas prospects. There has been no other cash compensation paid to Mr. Montalban during the period from inception (April 16, 2002) through December 31, 2008 for his services to the Company.

Majestic Oil & Gas, Inc has participated in the drilling and completion of the following producing natural gas wells, earning a 25% Working Interest: Boucher #27-1, B. Ag #25-1,Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1. Altamont Oil & Gas, Inc. is the operator of all the wells in which the Company owns a working interest. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. The Company pays Altamont a fee of $250 per month per well as an operating fee. The purpose of this transaction was to obtain the services of an experienced operator necessary for the operation of the wells in which we have a working interest.

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

None

(b) Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Patrick Montalban

32.1 Section 1350 Certification, Patrick Montalban

Item 14. Audit Fees

Audit Fees

Audit fees paid during:
The year ended December 31, 2008:	$24,047
The year ended December 31, 2007:	$23,400

No other fees as specified in Item 9(e) of Schedule 14A charged.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive
Officer	Patrick Montalban	March 30, 2009	/s/ Patrick Montalban

Principal Accounting	Patrick Montalban	March 30, 2009	/s/ Patrick Montalban
Officer

Principal Financial
Officer	Patrick Montalban	March 30, 2009	/s/ Patrick Montalban

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Patrick Montalban	Patrick Montalban	Director	March 30, 2009
/s/ Bruce Hirsche	Bruce Hirsche	Director	March 30, 2009
/s/ Danny Mitchell	Danny Mitchell	Director	March 30, 2009