Form 10-Q
period 2009-03-31
MAJESTIC OIL & GAS
filed 2009-05-15
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☐No ☒

As of May 14, 2009, there were 7,808,000 shares issued and outstanding of the registrant’s common stock.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31
	UNAUDITED	2008

ASSETS
Cash and cash equivalents	$70,032	$79,790
Trade receivables	12,498	24,070
Deposit	-	-

Total Current Assets	82,530	103,860

OIL AND GAS PROPERTIES
Oil and gas properties, using the full
cost method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	201,514	138,383
Less accumulated depletion, amortization and impairment	(142,200)	(129,400)

Net Oil and Gas Properties	515,208	464,877

OTHER ASSETS
Website development costs (less accumulated amortization)	1,030	1,240

Total Other Assets	1,030	1,240

Total Assets	$598,768	$569,977

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$5,706	$5,708
Production taxes and royalties payable	2,464	4,409
Well settlement payable	57,130	-

Total Current Liabilities	65,300	10,117

Asset retirement obligation	8,879	8,879

Total Liabilities	74,179	18,996

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 7,808,000 shares at March 31, 2009;	1,155,500	1,155,500
7,808,000 at December 31, 2008
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(650,206)	(623,814)

Total Stockholders' Equity	524,589	550,981

Total Liabilities & Stockholders' Equity	$598,768	$569,977

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Inception
	Ended	Ended	(April 16, 2002)
	March 31,	March 31,	March 31,
	2009	2008	2009
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$12,498	$33,357	$439,717

PRODUCTION (LIFTING) COSTS	5,458	8,752	129,564
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	13,010	13,910	143,670

INCOME FROM OIL & GAS
PRODUCING ACTIVITIES	(5,970)	10,695	162,621

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES	20,422	31,047	812,827

NET (LOSS)	$(26,392)	$(20,352)	$(650,206)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,808,000	7,508,000
Diluted potential shares - stock warrants	-	-

Adjusted weighted average shares	7,808,000	7,508,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss)	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	21,295	(2,000)	(623,814)	550,981

Net (loss) for the three months ended March 31, 2009 (UNAUDITED)	-	-	-	-	(26,392)	(26,392)

BALANCE, MARCH 31, 2009	7,808,000	$1,155,500	$21,295	$(2,000)	$(650,206)	$524,589

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months	Three Months	(April 16, 2002)
	Ended	Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(26,392)	$(20,352)	$(650,206)
Changes and credits to net (loss)
not affecting cash
Depletion and amortization	13,010	13,910	143,670
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	172,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	11,572	(15,716)	(12,498)
Deposits	-	(5,000)	-
Production taxes and royalties payable	(1,945)	2,714	2,464
Accounts payable	(2)	9,239	5,706

NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(3,756)	(15,205)	(17,568)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(6,002)	(12,715)	(431,400)

NET CASH (USED FOR) INVESTING
ACTIVITIES	(6,002)	(12,715)	(433,900)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	150,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	521,500

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(9,758)	(27,920)	70,032

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	79,790	77,329	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$70,032	$49,409	$70,032

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

Basis of Presentation
The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2008.

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($650,206) through March 31, 2009. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2008 annual audited financial statements, except that certain significant accounting policies were adopted during the three months ended March 31, 2009:

Adopted prior to the three months ended March 31, 2009 -
Oil and Gas Interests
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

Income Taxes
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During 2008 and during the first three months of 2009, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2009. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock
Basic earnings per share is determined in accordance with SFAS No. 128 using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for the three months ended March 31, 2009 and 2008.

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

In December 2008 the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things, allows the use of new technologies to determine proved reserves; permits the optional disclosure of probable and possible reserves; modifies the prices used to estimate reserves for SEC disclosure purposes to a 12-month average instead of a period end price; and requires that if a third party is primarily responsible for preparing or auditing reserve estimates, the Company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit any report received from the third party. The revised rules are effective January 1, 2010. The new requirements do not have an impact on the Company’s 2009 financial statements.

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
Note 4 - Asset Retirement Obligations

The Company follows SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of March 31, 2009, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $8,879. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of March 31, 2009, the Company had an outstanding receivable from Altamont of $12,498 for gas sales, and a payable to Altamont of $2,464 for production taxes and royalties. The Company also received an Authorization for Expenditure (AFE) for its share of costs associated with the Jody Fields #4-1 well, which remains under development as of March 31, 2009. The Company paid $5,547 to Altamont for development costs, and has a payable to Altamont of $57,130 for its remaining share of the AFE.

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

Majestic Oil & Gas, Inc participated in a drilling program in the Lake Frances Field during the Fourth Quarter 2007. Two successful gas wells were drilled; the B Ag, Inc #25-1 and the Vandenbos #19-1. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and the Company has seen an increase in production volumes as a result of these two wells. In addition, Majestic Oil & Gas, Inc participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1 wells. The Vandenbos #19-2 well was subsequently plugged and abandoned, as was the Jody Fields #4-1 well, a wildcat oil well.

During the Third Quarter 2008, Majestic Oil & Gas, Inc participated in the drilling of the Boucher #18-1 and the Stoltz #18-1 wells. The Boucher #18-1 well was completed as a 4th Bow Island Gas well with initial production of 270 MCF per day. The Stoltz #18-1 was also completed as a 4th Bow Island Gas well with initial production of 75 MCF per day. These natural gas wells are located in Section 18-T29N-R5W, Pondera County, Montana and together provide 345 MCF per day of new natural gas production. Majestic Oil & Gas, Inc holds a 25% Working Interest in these two wells and the Company has seen an increase in production volumes as a result of these two wells

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, and we expect our revenues and expenses to increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2008, Majestic Oil & Gas, Inc saw a significant increase in the price received per MCF (MCF stands for the price per thousand cubic feet of natural gas) at a high of $7.71 and a dramatic decrease to a low of $3.36, as detailed under “Results of Operation.”  The current trend shows a continued decline in pricing.  The price we received for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Revenue	$12,498		$33,357
Expenses	$38,890		$53,709
Net Income (Loss)	$(26,392	) )	$(20,352	) )

Revenues for the period ended March 31, 2009 were $12,948 compared to $33.357 for the period ended March 31, 2008. There was a significant decrease in the revenues between these two periods as a result of the decrease in natural gas production and the price received per MCF. Even with the production from the two new gas wells, it was not enough to offset the decline in production from the existing wells.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	231.21	3.09	284.63	3.91
February	211.20	2.34	265.65	4.45
March	218.83	1.80	261.73	4.98

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	110.14	3.09	89.10	3.91
February	71.16	2.34	85.39	4.45
March	56.72	1.80	73.22	4.98

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	38.80	3.09	40.80	3.91
February	33.80	2.34	41.80	4.45
March	36.80	1.80	42.20	4.98

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	708.06	3.09	1792.93	3.91
Febtuary	632.57	2.34	1658.87	4.45
March	683.72	1.80	1578.84	4.98

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	413.33	3.09
Febtuary	356.40	2.34
March	365.48	1.80

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	27.83	3.09
Febtuary	19.50	2.34
March	13.41	1.80

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for period ended March 31, 2009 were 4,229 MCF compared to 6,215 MCF for period ended March 31, 2008. The production decrease is a result of natural decline in production over time.   The Company expects to see an increase in production volumes in 2009 due to new wells planned in its development of oil and natural gas prospects in the Lake Frances area.

Our total expenses decreased by $14,819 from the $53,709 reported for the three months ended March 31, 2008 compared to the $38,890 reported for the three months ended March 31, 2009. Of those expenses, Production (Lifting) Costs decreased by $3,293 from $8,752 for the three months ended March 31, 2008 to $5,458 for the three months ended March 31, 2009. This decrease is directly attributable to the decrease in production volumes between the two periods. There was a decrease in the Selling, General & Administrative Expenses of $10,625 from the $20,422 reported for the period ended March 31, 2009 compared to the $31,047 reported for the same period in 2008. The primary reason for the decrease was a decrease of approximately $9,000 in engineering and professional fees incurred. As mentioned above, revenues for the period decreased significantly as a result of the combination of lower production volumes and the price per MCF.

The Company showed a Net Loss of ($26,392) for the three months ended March 31, 2009. This compares to the Net Loss of ($20,352) for the three months ended March 31, 2008. The variance between these periods is directly related to the decrease in revenues and volumes during the 1st Quarter 2009. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues. However, the price of crude oil has significantly decreased, as has the price of natural gas.  In spite of the drop in the price of oil and natural gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the three months ended March 31, 2009 and 2008:

	Drilling Activity
	Gross Wells			Net Wells
Three Months ended March 31,	Total	Producing	Dry	Total	Producing	Dry
2009	0	0	0	0	0	0
2008	2	2	0	0.5	0.5	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three month periods ended March 31, 2009 and 2008, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Three Months ended March 31,	2009		2008
Net Production
Oil (Bbls)		-		-
Gas (Mcf)		4,229		6,215

Average Sales Prices
Oil (per Bbl)	$		$
Gas (per Mcf)		$2.96		$5.37

Average Production Cost Per MCF		$1.29		$1.40

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to March 31, 2009, we incurred an accumulated deficit of ($650,206). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal Year Ended December 31, 2002, and $282,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of March 31, 2009, we had $70,032 of current cash available. Our cash resources of $70,032 are not sufficient to satisfy our cash requirements over the next 12 months.

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

Beginning in 2007, the Company has acquired leases covering approximately 3,963 net acres of undeveloped land for the purpose of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields. These leases remain in good standing with the term of the leases being for periods of 3 or 5 years. Management considers the value of the properties to be as much or more than for what they were acquired.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

As of March 31, 2009, under the direction of our Chief Executive Officer/Chief Financial Officer, we evaluated our disclosure controls and procedures as of March 31, 2009 and concluded that our disclosure controls and procedures were ineffective as of March 31, 2009 due to the following: There was material weakness relating to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed.   The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, our outside accounting firm that is not our audit firm performed direct tests of our internal controls and procedures in place during the Year Ended December 31, 2008 to identify material weaknesses that in its opinion need to be addressed. No material weaknesses, other than the material weakness identified above, were identified as a result of this testing. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three-months ended March 31, 2009.

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

MAJESTIC OIL & GAS, INC.

Date: May 14, 2009	By:	/s/ Patrick Montalban
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general