Form 10-Q
period 2009-09-30
MAJESTIC OIL & GAS
filed 2009-11-16
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of November 1, 2009, there were 7,808,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30
	2009	December 31
	UNAUDITED	2008

ASSETS
Cash and cash equivalents	$51,549	$79,790
Trade receivables	7,046	24,070

Total Current Assets	58,594	103,860

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	202,531	138,383
Less accumulated depletion, amortization and impairment	(159,900)	(129,400)

Net Oil and Gas Properties	498,525	464,877

OTHER ASSETS
Website development costs (less accumulated amortization)	610	1,240

Total Other Assets	610	1,240

Total Assets	$557,729	$569,977

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$5,708	$5,708
Production taxes and royalties payable	1,589	4,409
Well settlement payable	57,130	-

Total Current Liabilities	64,427	10,117

Asset retirement obligation	8,879	8,879

Total Liabilities	73,306	18,996

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 7,808,000 shares at September 30, 2009;	1,155,500	1,155,500
7,808,000 at December 31, 2008
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(690,371)	(623,814)

Total Stockholders' Equity	484,424	550,981

Total Liabilities & Stockholders' Equity	$557,729	$569,977

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(April 16, 2002)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$7,046	$38,103	$25,294	$108,757	$452,513

PRODUCTION (LIFTING) COSTS	3,660	9,117	13,189	25,501	137,295
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	8,410	19,810	31,130	45,430	161,790

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	(5,024)	9,176	(19,025)	37,826	149,566

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	9,303	15,175	47,532	79,912	839,937

NET (LOSS)	$(14,327)	$(5,999)	$(66,557)	$(42,086)	$(690,371)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	7,808,000	7,638,769	7,808,000	7,638,769
Diluted potential shares - stock warrants	-	-	-	-

Adjusted weighted average shares	7,808,000	7,638,769	7,808,000	7,638,769

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss)	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	21,295	(2,000)	(623,814)	550,981

Net (loss) for the nine months
ended September 30, 2009 (UNAUDITED)	-	-	-	-	(66,557)	(66,557)

BALANCE, SEPTEMBER 30, 2009	7,808,000	$1,155,500	$21,295	$(2,000)	$(690,371)	$484,424

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Nine Months	Nine Months	(April 16, 2002)
	Ended	Ended	Through
	September 30, 2009	September 30, 2008	September 30, 2009
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(66,557)	$(42,086)	$(690,371)
Changes and credits to net (loss) not affecting cash
Depletion and amortization	31,130	45,430	161,790
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	172,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	17,024	(20,462)	(7,046)
Deposits	-	(10,000)	-
Production taxes and royalties payable	(2,821)	2,978	1,589
Accounts payable	1	2,385	5,708

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(21,223)	(21,755)	(35,035)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(7,018)	(68,747)	(432,416)

NET CASH (USED FOR) INVESTING ACTIVITIES	(7,018)	(68,747)	(434,916)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	150,000	150,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	150,000	521,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,241)	59,498	51,549

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,790	77,329	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,549	$136,827	$51,549

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

Basis of Presentation
The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

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

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($690,371) through September 30, 2009. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2008 annual audited financial statements, except that certain significant accounting policies were adopted during the nine months ended September 30, 2009:

Adopted prior to the nine months ended September 30, 2009 -
Oil and Gas Interests

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

Stock Based Compensation
The Company accounts for stock based compensation in accordance with current accounting standards which specify the revised accounting alternative requirements for pre-2006 stock based compensation grants existing at January 1, 2006 and the required accounting for new grants starting January 1, 2006. The Company had no stock based compensation grants made before year 2007.

Accordingly, the provisions pertaining to pre-2006 grants do not apply. The Company values its stock options awarded on or after January 1, 2006 at the fair value at grant date using the Black-Scholes option pricing model. Compensation expense for stock options is recorded over the vesting period on a straight line basis. Compensation paid in vested stock is valued at the fair value at the applicable measurement date and charged to expense at that date.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions current accounting standards related to accounting for uncertainty in income taxes. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of  the standards and in subsequent periods. Upon the adoption of the standards, the Company had no unrecognized tax benefits. During 2008 and during the first nine months of 2009, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2009. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with current accounting standards using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The effect of outstanding common stock warrants was anti-dilutive for the nine months ended September 30, 2009 and 2008.

Fair Value Measurement

Effective January 1, 2008, the Company adopted accounting standards related to measurement of fair value in its financial statements. These standards provide a framework for measuring fair value under generally accepted accounting principles.   These standards would apply to all financial instruments that are being measured and reported on a fair value basis. Currently, the Company has no financial instruments to which this statement would apply.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2009, accounting standards were issued related to the FASB's codification of accounting standards and the hierarchy of generally accepted accounting principles. The objective of these standards was to become the source of authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities. The standards became effective for financial statement issued for interim and annual periods ending after September 15, 2009. Management has adopted these standards.

In May 2009, accounting standards were issued related to events occuring subsequent to the balance sheet date, but prior to issuance of the financial statements. The objective of these standards is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. Management has adopted these standards.

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

Note 3 - Organization and Development of the Company

The Company was formed on April 16, 2002 as a corporation. The Company is considered a development stage enterprise. The accompanying interim financial statements reflect limited oil and gas development and production activities and they are not necessarily indicative of what the financial statements will reflect once the intended operations of the Company are fully underway.

Note 4 - Asset Retirement Obligations

The Company follows current accounting standards in accounting for its asset retirement obligations. These standards address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These accounting standards require recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of September 30, 2009, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $8,879. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of September 30, 2009, the Company had an outstanding receivable from Altamont of $7,046 for oil and gas sales, and a payable to Altamont of $1,589 for production taxes and royalties. The Company also received an Authorization for Expenditure (AFE) for its share of costs associated with the Jody Fields #4-1 well, which remains under development as of September 30, 2009. The Company paid $5,547 to Altamont for development costs, and has a payable to Altamont of $57,130 for its remaining share of the AFE.

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

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, and we expect our revenues and expenses to increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2008, Majestic Oil & Gas, Inc saw a significant increase in the price received per MCF (MCF stands for the price per thousand cubic feet of natural gas) at a high of $7.71 and a dramatic decrease to a low of $3.36, as detailed under “Results of Operation.”  In comparison, the high, to-date, in 2009 was $3.09 and a low of $1.19.  The current trend shows a continued decline in pricing.  The price we received for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Revenue	$7,046	$38,103
Expenses	$21,373	$44,102
Net Income (Loss)	$(14,327)	$(5,999)

Revenues for the period ended September 30, 2009 were $7,046 compared to $38,103 for the period ended September 30, 2008. There was a significant decrease in the revenues between these two periods as a result of the decrease in natural gas production and the price received per MCF.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
July	211.41	1.39	243.17	7.71
August	201.92	1.40	240.69	5.90
September	190.58	1.19	225.84	4.52

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
July	49.50	1.39	64.76	7.71
August	47.85	1.40	70.33	5.90
September	44.76	1.19	81.26	4.52

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
July	38.80	1.39	41.00	7.71
August	35.20	1.40	39.40	5.90
September	33.60	1.19	37.80	4.52

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
July	449.21	1.39	1,144.48	7.71
August	434.36	1.40	1,047.34	5.90
September	388.58	1.19	958.44	4.52

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
July	187.69	1.39	0	7.71
August	194.49	1.40	471.49	5.90
September	189.75	1.19	546.77	4.52

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
July	12.80	1.39	0	7.71
August	5.28	1.40	43.27	5.90
September	0.41	1.19	54.03	4.52

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for three month period ended September 30, 2009 were 2,716.17 MCF compared to 5,310.08 MCF for three month period ended September 30, 2008. The production decrease is a result of natural decline in production over time.   The Company expects to see an increase in production volumes due to new wells planned in its development of oil and natural gas prospects in the Lake Frances area.  The Company re-entered the Jody Field #14-34 oil well during the 3rd Quarter 2009 and it produced for a less than a month and was then shut-in. The Company has a 25% working interest and a 20% net royalty interest in this well as the result of a farmout arrangement. Future oil prices will dictate at what point this well is brought back into production.

Our total expenses decreased by $22,279 from the $44,102 reported for the three months ended September 30, 2008 to the $21,373 in total expenses reported for the three months ended September 30, 2009. Of those expenses, Production (Lifting) Costs decreased by $5,457 from $9,117 for the three months ended September 30, 2008 to $3,660 for the three months ended September 30, 2009. This decrease is directly attributable to the decrease in production volumes between the two periods. There was a decrease in the Selling, General & Administrative Expenses of $5,872 from the $9,303 reported for the three month period ended September 30, 2009 compared to the $15,175 reported for the same three month period in 2008. The primary reason for the decrease was a decrease of approximately $20,000 in engineering and professional fees incurred. As mentioned above, revenues for the three month period decreased significantly as a result of the combination of lower production volumes and the price per MCF.

The Company showed a Net Loss of ($14,327) for the three months ended September 30, 2009. This compares to the Net Loss of ($5,999) for the three months ended September 30, 2008. The variance between these three month periods is directly related to the decrease in revenues and volumes during the third Quarter 2009. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues. The price of natural gas has significantly decreased from the prior year, while the price oil has remained steady.  In spite of the drop in the price of natural gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the three months ended September 30, 2009 and 2008:

	Drilling Activity
	Gross Wells			Net Wells
Three Months ended September 30,	Total	Producing	Dry	Total	Producing	Dry
2009	0	0	0	0	0	0
2008	2	2	2	0.5	0.5	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three month periods ended September 30, 2009 and 2008, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Three Months ended September 30,	2009		2008
Net Production
Oil (Bbls)		40.06		0.00
Gas (Mcf)		2,716.17		5,310.08

Average Sales Prices
Oil (per Bbl)		$53.08		$0.00
Gas (per Mcf)		$1.33		$6.04

Average Production Cost Per MCF	$		$

Nine months Ended September 30, 2009 vs. Nine months Ended September 30, 2008:

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008
Revenue	$25,294	$108,757
Expenses	$91,851	$150,843
Net Income (Loss)	$(66,557)	$(42,086)

Revenues for the nine month period ended September 30, 2009 were $25,294 compared to $108,757 for the nine month period ended September 30, 2008. There was a significant decrease in the revenues between these two nine month periods as a result of the decrease in natural gas production and the price received per MCF.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	231.21	3.09	284.63	3.91
February	211.20	2.34	265.65	4.45
March	218.83	1.80	261.73	4.98
April	194.49	1.56	255.96	5.36
May	207.28	1.41	255.54	6.33
June	198.83	1.59	246.09	6.75
July	211.41	1.39	243.17	7.71
August	201.92	1.40	240.69	5.90
September	190.58	1.19	225.84	4.52

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	110.14	3.09	89.10	3.91
February	71.16	2.34	85.39	4.45
March	56.72	1.80	73.22	4.98
April	44.76	1.56	67.44	5.36
May	47.23	1.41	67.03	6.33
June	47.64	1.59	68.06	6.75
July	49.50	1.39	64.76	7.71
August	47.85	1.40	70.33	5.90
September	44.76	1.19	81.26	4.52

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	38.80	3.09	40.80	3.91
February	33.80	2.34	41.80	4.45
March	36.80	1.80	42.20	4.98
April	35.60	1.56	42.40	5.36
May	37.80	1.41	41.00	6.33
June	38.60	1.59	39.80	6.75
July	38.80	1.39	41.00	7.71
August	35.20	1.40	39.40	5.90
September	33.60	1.19	37.80	4.52

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	708.06	3.09	1792.93	3.91
February	632.57	2.34	1658.87	4.45
March	683.72	1.80	1578.84	4.98
April	551.10	1.56	1390.95	5.35
May	494.59	1.41	1328.66	6.33
June	451.69	1.59	1219.14	6.75
July	449.21	1.39	1,144.48	7.71
August	434.36	1.40	1,047.34	5.90
September	388.58	1.19	958.44	4.52

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	413.33	3.09	0	3.91
February	356.40	2.34	0	4.45
March	365.48	1.80	0	4.98
April	299.89	1.56	0	5.35
May	237.81	1.41	0	6.33
June	196.76	1.59	0	6.75
July	187.69	1.39	0	7.71
August	194.49	1.40	471.49	5.90
September	189.75	1.19	546.77	4.52

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	27.83	3.09	0	3.91
February	19.50	2.34	0	4.45
March	13.41	1.80	0	4.98
April	8.13	1.56	0	5.35
May	10.77	1.41	0	6.33
June	15.03	1.59	0	6.75
July	12.80	1.39	0	7.71
August	5.28	1.40	43.27	5.90
September	0.41	1.19	54.03	4.52

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for nine month period ended September 30, 2009 were 10,063.08 MCF compared to 16,547.28 MCF for nine month period ended September 30, 2008. The production decrease is a result of natural decline in production over time.   The Company expects to see an increase in production volumes due to new wells planned in its development of oil and natural gas prospects in the Lake Frances area.

Our total expenses decreased by $58,992 from the $150,843 reported for the nine months ended September 30, 2008 compared to the $91,851 reported for the nine months ended September 30, 2009. Of those expenses, Production (Lifting) Costs decreased by $12,312 from $25,501 for the nine months ended September 30, 2008 to $13,189 for the nine months ended September 30, 2009. This decrease is directly attributable to the decrease in production volumes between the two periods. There was a decrease in the Selling, General & Administrative Expenses of $32,380 from the $47,532 reported for the nine month period ended September 30, 2009 compared to the $79,912 reported for the same nine month period in 2008. The primary reason for the decrease was a decrease of approximately $20,000 in engineering and professional fees incurred. As mentioned above, revenues for the nine month period decreased significantly as a result of the combination of lower production volumes and the price per MCF.

The Company showed a Net Loss of ($66,557) for the nine months ended September 30, 2009. This compares to the Net Loss of ($42,086) for the nine months ended September 30, 2008. The variance between these nine month periods is directly related to the decrease in revenues and volumes during the nine month period ended September 30, 2009. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues. While the price of natural gas has significantly decreased and oil prices have remained steady.  In spite of the drop in the price of natural gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the nine months ended September 30, 2009 and 2008:

	Drilling Activity
	Gross Wells			Net Wells
Nine months ended September 30,	Total	Producing	Dry	Total	Producing	Dry
2009	0	0	0	0	0	0
2008	2	2	2	0.5	0.5	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the nine month periods ended September 30, 2009 and 2008, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Nine months ended September 30,	2009		2008
Net Production
Oil (Bbls)		40.06
Gas (Mcf)		10,063.08		16,547.28

Average Sales Prices
Oil (per Bbl)		$53.08	$
Gas (per Mcf)		$1.75		$5.55

Average Production Cost Per MCF	$		$

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to September 30, 2009, we incurred an accumulated deficit of ($690,371). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal Year Ended December 31, 2002, and $282,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of September 30, 2009, we had $51,549 of current cash available. Our cash resources of $51,549 are not sufficient to satisfy our cash requirements over the next 12 months.

We need an additional minimum of $1,000,000 to finance our planned expansion in the next 12 months, which funds will be used for drilling of development oil and natural gas wells in the Lake Frances and Williams Fields. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it does occur, may not result in the amount necessary. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund the amount necessary to proceed. If we do not raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Beginning in 2007, the Company acquired leases covering approximately 3,963 net acres of undeveloped land for the purpose of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields. These leases remain in good standing with the term of the leases being for periods of 3 or 5 years. Management considers the value of the properties to be as much or more than for what they were acquired.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer/principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Principal Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Principal Executive Officer/Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and   operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer/Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three months ended September 30, 2009.

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

MAJESTIC OIL & GAS, INC.

Date: November 16, 2009	By:	/s/ Patrick Montalban
(Authorized Officer/principal Executive Officer, Principal Financial Officer/principal Financial Officer}

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general