Form 10-Q/A
period 2009-09-30
MAJESTIC OIL & GAS
filed 2009-11-16
CIK 1334741

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

Three Months ended September 30,	2009	2008
Net Production
Oil (Bbls)	40.06	0.00
Gas (Mcf)	2,716.17	5,310.08

Average Sales Prices
Oil (per Bbl)	$53.08	$0.00
Gas (per Mcf)	$1.33	$6.04

Average Production Cost Per MCF	$1.34	$1.71

Nine months Ended September 30, 2009 vs. Nine months Ended September 30, 2008:

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008
Revenue	$25,294	$108,757
Expenses	$91,851	$150,843
Net Income (Loss)	$(66,557)	$(42,086)

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

Nine months ended September 30,	2009	2008
Net Production
Oil (Bbls)	40.06
Gas (Mcf)	10,063.08		16,547.28

Average Sales Prices
Oil (per Bbl)	$53.08	$
Gas (per Mcf)	$1.75		$5.55

Average Production Cost Per MCF	$1.31		$1.54

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