Form 10-K
period 2009-12-31
MAJESTIC OIL & GAS
filed 2010-04-15
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to ________

File No. 333-127813

Majestic Oil & Gas, Inc.
(Name of small business issuer in our charter)

Nevada	1311	20-1673271
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

P.O Box 488 Cut Bank, Montana	59427
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone 406-873-5580

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of December 31, 2009) was approximately $972,000 (based on 4,228,000 shares of common stock outstanding held by non-affiliates on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of December 31, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was 8,918,000 shares as of March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Item 1. Description of Business.

Business Development

We were incorporated in Nevada on April 16, 2002 as M2 Group Energy Corporation. On June 21, 2004, we changed our name to Majestic Oil & Gas, Inc. We are authorized to issue 100,000,000 shares of common stock of which 8,918,000 shares are outstanding.

We, through our wholly-owned subsidiary, Grizzly Energy, Inc., own a 25% working interest in a producing gas well on a state of Montana lease located in Section 36-T29N-R5W, Pondera County, Montana (Ludwig/State #36-1). It currently has gas reserves of 21.90 million cubic feet of Proved Net Producing Reserves, which are reserves established based upon actual production. Net Reserves are gross reserves less taxes, royalties and all expenses.

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

Majestic Oil & Gas, Inc. participated in the drilling of the Boucher 27-1 with Altamont and our 33% of the proportionate share of the drilling and completion costs were $32,187. For this expenditure, we earned a 25% working interest. The Boucher 27-1 well is located in Section 27-T29N-5W, Pondera County, Montana. During 2008 the well was recompleted allowing for increased production with our share of the recompletion costs totaling $4,780. This well currently has gas reserves of 1.16 million cubic feet of Proved Net Producing Reserves.

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

The Vandenbos #19-1 was the largest gas well drilled to-date, in the Lake Frances area, with initial production of 750 MCF per day. This well currently has natural gas reserves of 28.48 million cubic feet of natural gas. The Boucher #18-1 and  Stoltz #18-1 are also producing as economical natural gas wells. These wells have combined natural gas reserves of 17.68 million cubic feet of natural gas. The B. Ag. #25-1 well was successfully completed and is currently producing as an economical natural gas well. The Vandenbos #19-2 was subsequently plugged and abandoned and the Jody Fields #4-1, which was a wildcat oil well, has also been plugged and abandoned.

Majestic Oil & Gas, Inc. entered into a farm-out agreement with Mountain View Energy, Inc. on September 1, 2009, outlining parameters for Mountain View Energy, Inc. to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, MT at its sole cost, risk and expense.    In doing so, Mountain View Energy, Inc., would acquire 75% of the Working Interest, while Majestic Oil & Gas, Inc. would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced on the Donovan #33-3 well located in the SWNWSE – Section 33-T27N-R4W, Teton County, Montana.  The well was successfully drilled and completed with an initial production of 15 barrels of oil per day with no water.   The producing interval is the Madison/Sun River Dolomite with 20 feet of pay from 2,125’ to 2,145’.

Due to the success of the Donovan #33-3, a second oil well was drilled in the SENWSE - Section 33-T27N-R4W, Teton County, Montana, being the Donovan #33-2.  This oil well was successfully drilled and completed with an initial production of 2 to 4 barrels of oil per day. These wells are planned to be stimulated in early 2010, which typically increases production.

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

Estimates of proved reserves may vary and, as a result, revenues from production may vary significantly from our expectations. We base our estimates of our proved oil and natural gas reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the Securities and Exchange Commission, as to natural gas prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. There are numerous uncertainties inherent in estimating quantities of reserves of gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

Geologic Data

All wells in which the Company has working interests are located in the Lake Frances Prospect. The Lake Frances Prospect is approximately 10,000 acres in oil and gas leases. The Prospect is located less than three and one half miles west of the Williams Gas Field which has so far produced 4.7 billion cubic feet of gas. The Lake Frances Field is owned in majority and 100% operated by Altamont Oil & Gas, Inc., which is a company owned and managed by Patrick M. Montalban.

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

Natural Gas Reserves

Information is presented in this document regarding our estimated proved natural gas reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon reports prepared by Citadel Engineering Ltd, Petroleum Consultants. In accordance with SEC guidelines, we make the standardized and Proved Producing Reserves – 10% discount estimates of future net cash flows from proved reserves using a 12-month average of natural gas prices to estimate reserves for SEC disclosure purposes, which price is then held constant throughout the life of the properties. We based our estimates of proved reserves upon the following 12-month average of prices: Year ended December 31, 2009

Natural gas (per Thousand Cubic Feet)	$1.81

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

At April 15, 2010, the weighted net average price of natural gas we produced sold at prices averaging approximately $3.05 per Thousand Cubic Feet.

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

Oil Sales

As a result of a farm-out agreement between Majestic Oil & Gas, Inc. and Mountain View Energy, Inc., the Company retained a 25% Working Interest in two oil wells drilling during the 4th Quarter 2009.  There were no sales from these wells prior to the year ended December 31, 2009.

As per another farm-out agreement between Majestic Oil & Gas, Inc., and Hartford Energy, Inc., the Company saw revenues from the sale of oil from the Fields #14-34 during 2009.

The Company has estimated oil reserves of 6,500 barrels associated with these wells.

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

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

 Item 3. Legal Proceedings.

None

Item 4. (Removed and Reserved.)

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “MJOG.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the years 2009 and 2008.

	High	Low
January 1 – March 31, 2008	$0.55	$0.26
April 1 – June 30, 2008	$0.80	$0.40
July 1 – September 30, 2008	$0.31	$0.54
October 1 – December 31, 2008	$0.35	$0.20
January 1 – March 31, 2009	$0.20	$0.15
April 1 – June 30, 2009	$0.20	$0.16
July 1 – September 30, 2009	$0.15	$0.07
October 1 – December 31, 2009	$0.51	$0.15

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Options, Warrants, Convertible Securities

We have no outstanding warrants or options as of April 14, 2010.

Recent Sale of Securities

As per a Letter of Understanding entered into on March 20, 2009 with an existing Shareholder, we agreed to issue 1,100,000 shares of Majestic Oil & Gas, Inc. stock at $0.10 per share for $110,000 in proceeds. These shares were issued on December 15, 2009.

In addition, 100,000 shares were issued on May 6, 2009 to our Securities Counsel under Rule 144, for professional services rendered.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

☐   Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
☐   Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
☐   Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
☐  Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

Holders

As of the date of this registration statement, we had 34 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the board of directors deems relevant.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis or Plan of Operation.

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

OVERVIEW

Majestic Oil & Gas, Inc. is engaged in the exploration, development, acquisition and operation of oil and natural gas properties. Because oil and natural gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or oil and natural gas exploration, development and production projects.

Majestic Oil & Gas, Inc. is a development stage company, and as such it is difficult for us to forecast our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance as we have and will have no backlog of orders. Our operating results in one or more future quarters may fall below investor expectations which, assuming our common stock trades on a recognized market, would almost certainly cause the future trading price of our common stock to decline. You should read the following discussion together with the condensed consolidated financial statements and their accompanying notes, included elsewhere in the report.

Majestic Oil & Gas, Inc. has participated in drilling programs in the Lake Frances Field during 2007 and 2008.  Four successful gas wells have been drilled to-date; the B Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1.  Majestic Oil & Gas, Inc. holds a 25% Working Interest in these four wells and the Company expects to see an increase in production volumes, as a result of these wells. In addition, Majestic Oil & Gas, Inc. participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned, as was the Jody Fields #4-1 well, which was a wildcat oil well.

Majestic Oil & Gas, Inc. entered into a farm-out agreement with Mountain View Energy, Inc. on September 1, 2009, outlining parameters for Mountain View Energy, Inc. to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, MT at its sole cost, risk and expense.    In doing so, Mountain View Energy, Inc., would acquire 75% of the Working Interest, while Majestic Oil & Gas, Inc. would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced drilling on the Donovan #33-3 well located in the West Pondera Field, SWNWSE – Section 33-T27N-R4W, Teton County, Montana.  The well was successfully drilled and completed with an initial production of 15 barrels of oil per day with no water.   The producing interval is the Madison/Sun River Dolomite with 20 feet of pay from 2,125’ to 2,145’.

Due to the success of the Donovan #33-3, a second oil well was drilled in the West Pondera Field.  The Donovan #33-2 is located in the SENWSE - Section 33-T27N-R4W, Teton County, Montana.  This oil well was successfully drilled and completed with initial production of 2 to 4 barrels of oil per day.

Majestic Oil & Gas, Inc. entered into a farm-out agreement with Altamont Oil & Gas, Inc., and subsequently with Hartford Energy, Inc., to conduct the re-entry of the Fields #14-34.  As per the farm-out agreement with Hartford Energy, Inc., the Company retained a 25% Working Interest in this well.  The Fields #14-34 is located in the Loneman Coulee Field, Pondera County, Montana and was completed as a Madison/Sun River oil well with initial production of 5 barrels of oil per day.

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2009, Majestic Oil & Gas, Inc. saw a significant decrease in the price received per MCF at a high of $3.09 and a low of $1.19, as detailed under “Results of Operation.”  The current trend shows a continued decline in pricing.  The price we received for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Year ended December 31, 2009 vs. Year ended December 31, 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Revenue	$28,458	$130,623
Expenses	$123,335	$199,303
Net Income (Loss)	$(94,877)	$(68,680)

Revenues for the period ending December 31, 2009 were $28,458 compared to $130,623 for the period ending December 31, 2008. The large decrease in the revenues between these two periods is a result of the decrease in natural gas production and the price received per MCF. (MCF stands for the price per thousand cubic feet of natural gas)

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	231.21	3.09	284.63	3.91
February	211.20	2.34	265.65	4.45
March	218.83	1.80	261.73	4.98
April	194.49	1.56	255.96	5.36
May	207.28	1.41	255.54	6.33
June	198.83	1.59	246.06	6.75
July	211.41	1.39	243.17	7.71
August	201.92	1.40	240.69	5.90
September	190.58	1.19	225.84	4.52
October	188.93	1.37	243.99	3.47
November	175.93	2.35	229.35	3.39
December	192.02	2.26	242.76	3.36

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	110.14	3.09	89.10	3.91
February	71.16	2.34	85.39	4.45
March	56.72	1.80	73.22	4.98
April	44.76	1.56	67.44	5.36
May	47.23	1.41	67.03	6.33
June	47.64	1.59	68.06	6.75
July	49.50	1.39	64.76	7.71
August	47.85	1.40	70.33	5.90
September	44.76	1.19	81.26	4.52
October	46.41	1.37	114.26	3.47
November	47.64	2.35	112.61	3.39
December	47.64	2.26	113.44	3.36

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	38.80	3.09	40.80	3.91
February	33.80	2.34	41.80	4.45
March	36.80	1.80	42.20	4.98
April	35.60	1.56	42.40	5.36
May	37.80	1.41	41.00	6.33
June	38.60	1.59	39.80	6.75
July	38.80	1.39	41.00	7.71
August	35.20	1.40	39.40	5.90
September	33.60	1.19	37.80	4.52
October	33.40	1.37	40.00	3.47
November	33.80	2.35	37.40	3.39
December	31.00	2.26	37.00	3.36

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	708.06	3.09	1792.93	3.91
Febtuary	632.57	2.34	1658.87	4.45
March	683.72	1.80	1578.84	4.98
April	551.10	1.56	1390.95	5.36
May	494.59	1.41	1328.66	6.33
June	451.69	1.59	1219.14	6.75
July	449.21	1.39	1144.48	7.71
August	434.36	1.40	1047.34	5.90
September	388.58	1.19	958.44	4.52
October	369.60	1.37	952.67	3.47
November	361.56	2.35	823.97	3.39
December	352.48	2.26	736.11	3.36

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	413.33	3.09
Febtuary	356.40	2.34
March	365.48	1.80
April	299.89	1.56
May	237.81	1.41
June	196.76	1.59
July	187.69	1.39
August	194.49	1.40	471.49	5.90
September	189.75	1.19	546.77	4.52
October	185.21	1.37	529.03	3.47
November	174.08	2.35	461.38	3.39
December	175.11	2.26	444.88	3.36

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2009		2008
January	27.83	3.09
Febtuary	19.50	2.34
March	13.41	1.80
April	8.13	1.56
May	10.77	1.41
June	15.03	1.59
July	12.80	1.39
August	5.28	1.40	43.27	5.90
September	0.41	1.19	54.03	4.52
October	0.41	1.37	73.13	3.47
November	0.20	2.35	52.61	3.39
December	0.41	2.26	38.80	3.36

Majestic Oil & Gas Operations, Inc.’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for period ending December 31, 2009 were 12,479 MCF compared to 21,830 MCF for period ending December 31, 2008. The production decreased significantly, as a result of natural decline.

The Company received oil revenue from the Fields #14-34 during 2009.  This was an existing well, which was re-entered through a farm-out agreement between Majestic Oil & Gas, Inc., and Hartford Energy, Inc.  The Company retained a 25% Working Interest in this well.  Also, as previously discussed, Majestic Oil & Gas, Inc. holds a 25% Working Interest in the two wells drilled on the Donovan Lease.  The Company expects to see oil revenues from this project in the ensuing year.

Fields #14-34	Share of Production Volumes (Barrels)	Price Per Barrel	Share of Production Volumes Barrels	Price Per Barrel
	2009		2008
January
Febtuary
March
April
May
June
July	40.06	53.08
August
September
October
November
December

The Company produced from the Fields #14-34 well for a short time to establish the viability of the well, but the well produced significant volumes of water. Production was shut in until the Company could establish a water disposal well, which is expected to occur in early 2010.

The Company has plans to continue its development of oil and natural gas prospects in the Lake Frances, Loneman Coulee and West Pondera Field areas.

Our total expenses decreased by $75,968 from the $199,303 reported for the year ending December 31, 2008 compared to the $123,335 reported for the year ending December 31, 2009. Of those expenses, Production (Lifting) Costs decreased by $16,928 from $32,155 for the year ended December 31, 2008 to $15,857 for the year ended December 31, 2009. This decrease was attributable to the decrease in production between the two periods. There was also a decrease in the Selling, General & Administrative Expenses of $33,670 from the $105,708 reported for the period ending December 31, 2008 compared to the $72,038 reported for the same period in 2009. The primary reason for the decrease was a reduction in professional and consulting fees incurred. Revenues for the period significantly decreased, as a result of the decrease in production volumes and the price per MCF.

The Company showed a Net Loss of ($94,877) for the period ending December 31, 2009. This compares to the Net Loss of ($68,680) for the period ending December 31, 2008. The variance between these periods is directly related to the decrease in revenues and volumes during 2009. The Companies revenues are subject to the volatility of natural gas prices, which continue to fluctuate.

The Company also plans to continue its pursuit of oil prospects, which if successful, could contribute to an increase in future revenues due to the price per barrel of oil.  However, the price of natural gas continues to decline, which has led to a significant decrease in the Company’s revenue.  In spite of the drop in the price of Natural Gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the years 2009 and 2008:

	Drilling Activity
	Gross Wells			Net Wells
Year	Total	Producing	Dry	Total	Producing	Dry
2009	2	2		0.50	0.50

2008	3	2	1	0.75	0.50	0.25

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the years 2009 and 2008, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

	2009	2008
Net Production
Oil (Bbls)	40.06
Gas (Mcf)	12,479		21,831

Average Sales Prices			-
Oil (per Bbl)	$53.08	$
Gas (per Mcf)	$2.28		$5.98

Average Production Cost Per MCF	$1.27		$1.47

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to December 31, 2009, we incurred an accumulated deficit of ($718,691). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002, and $322,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of December 31, 2009, we had $110,701 of current cash available. Our cash resources of $110,701 are not sufficient to satisfy our cash requirements over the next 12 months.

We need an additional minimum of $1,000,000 to finance our planned expansion in the next 12 months, which funds will be used for drilling of development oil and natural gas wells in the Lake Frances, Williams, Fields, and Donovan prospects. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund this amount. If we don't raise or generate these funds, the implementation of our short-term business plan will be delayed or eliminated.

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

Majestic Oil & Gas, Inc. entered into a farm-out agreement with Mountain View Energy, Inc. on September 1, 2009, outlining parameters for Mountain View Energy, Inc. to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, MT at its sole cost, risk and expense.    In doing so, Mountain View Energy, Inc. would acquire 75% of the Working Interest, while Majestic Oil & Gas, Inc. would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced drilling on the Donovan #33-3 well located in the SWNWSE – Section 33-T27N-R4W, Teton County, Montana.  The well was successfully drilled and completed with an initial production of 15 barrels of oil per day with no water.   The producing interval is the Madison/Sun River Dolomite with 20 feet of pay from 2,125’ to 2,145’.

Due to the success of the Donovan #33-3, a second oil well was drilled, the Donovan #33-2, in the SENWSE - Section 33-T27N-R4W, Teton County, Montana.  This oil well was successfully drilled and completed with an initial production of 2 to 4 barrels of oil per day.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND
INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2009

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

Table of Contents

Page

INDEPENDENT AUDITORS’ REPORT	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	F-2
Income	F-3
Changes in Stockholders’ Equity	F-4
Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 through F-15

SUPPLEMENTAL INFORMATION
Disclosures about Oil and Gas Producing Activities and Properties - Unaudited	F-16 through F-19

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Majestic Oil and Gas, Inc.
(A development stage company)
Cut Bank, Montana

We have audited the consolidated balance sheets of Majestic Oil and Gas, Inc. (a development stage company - the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the cumulative period from Inception (April 16, 2002) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majestic Oil and Gas Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and cash flows for the years then ended and for the cumulative period from Inception (April 16, 2002) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of oil and gas reserve estimation and related required disclosures in 2009 with the implementation of new accounting guidance.

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

/s/ Richey, May & Co., LLP

Englewood, Colorado
April 15, 2010

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Cash and cash equivalents	$110,701	$79,790
Trade receivables	5,823	24,070

Total current assets	116,524	103,860

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost pool method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	202,531	138,383
Less accumulated depletion, amortization and impairment	(164,000)	(129,400)

Net property and equipment	494,425	464,877

OTHER ASSETS
Website development costs (less accumulated amortization)	400	1,240

Total other assets	400	1,240

Total assets	$611,349	$569,977

LIABILITIES
Accounts payable	$5,028	$5,708
Production taxes and royalties payable	1,379	4,409
Well settlement payable	22,959	-

Total current liabilities	29,366	10,117

Asset retirement obligation	8,879	8,879

Total liabilities	38,245	18,996

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized, 100,000,000 shares
Issued and outstanding, 8,918,000 in 2009 and 7,808,000 shares in 2008	1,272,500	1,155,500
Additional paid in capital	19,295	21,295
Stock subscription receivable	-	(2,000)
(Deficit) accumulated during the development stage	(718,691)	(623,814)

	573,104	550,981

Total liabilities and stockholders' equity	$611,349	$569,977

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2009

			Inception
	Year Ended	Year Ended	(April 16, 2002)
	December 31,	December 31,	to December 31,
	2009	2008	2009

REVENUE	$28,458	$130,623	$455,677

PRODUCTION (LIFTING) COSTS	15,857	32,155	139,963
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION, AMORTIZATION & IMPAIRMENT	35,440	61,440	166,100

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	(22,839)	37,028	145,752

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	72,038	105,708	864,443

NET LOSS	$(94,877)	$(68,680)	$(718,691)

EARNINGS PER SHARE

Net income (loss), basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	7,952,959	7,739,868
Dilutive potential shares-stock warrants	-	-

Adjusted weighted average shares	7,952,959	7,739,868

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2009

					(Deficit)
					Accumulated
	Common Stock		Additional	Stock	During
			Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2006	6,240,000	$624,000	$-	$-	$(300,109)	$323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net loss	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net loss	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	21,295	(2,000)	(623,814)	550,981

Common stock issued for services	100,000	16,000	-	-	-	16,000
Common stock issued	1,010,000	101,000	-	-	-	101,000
Elimination of subscription receivable	-	-	(2,000)	2,000	-	-
Net loss	-	-	-	-	(94,877)	(94,877)

BALANCE, DECEMBER 31, 2009	8,918,000	$1,272,500	$19,295	$-	$(718,691)	$573,104

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009 AND 2008,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2009

			Inception
			(April 16, 2002)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2009	2008	2009

OPERATING ACTIVITIES
Net income (loss)	$(94,877)	$(68,680)	$(718,691)
Charges and credits to net income (loss) not affecting cash
Depletion and amortization	35,440	61,440	166,100
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	16,000	-	188,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	18,247	(6,429)	(5,823)
Accounts payable & well settlement payable	22,279	5,170	27,987
Production taxes and royalties payable	(3,030)	(26)	1,379

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(5,941)	(8,525)	(19,753)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to property and equipment	(64,148)	(139,014)	(489,546)

NET CASH (USED) BY INVESTING ACTIVITIES	(64,148)	(139,014)	(492,046)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	101,000	150,000	622,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	101,000	150,000	622,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,911	2,461	110,701

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,790	77,329	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,701	$79,790	$110,701

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Codification Topic ASC 740-10 (previously Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This topic provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption and in subsequent periods. Upon adoption, the Company had no unrecognized tax benefits. During the years ended December 31, 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at December 31, 2009. The Company expects no material changes to unrecognized tax positions within the next twelve months.

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
DECEMBER 31, 2009 AND 2008

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

Earnings per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  There were no outstanding common stock warrants and options in 2009 and the effect was anti-dilutive for 2008.

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
DECEMBER 31, 2009 AND 2008

Website Development Costs

The Company has capitalized the costs associated with development of its website, and is amortizing the cost over a three year period.

Asset Retirement Obligations

The Company recognizes the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s retirement obligations are related to plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

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

During the years ended December 31, 2009 and 2008, the Company did not make any stock option awards.

Recently Issued Accounting Pronouncements

Effective January 1, 2008, the Company adopted a framework for measuring fair value under generally accepted accounting principles. This would apply to all financial instruments that are being measured and reported on a fair value basis. Currently, the Company has no financial instruments to which this statement would apply.

In December 2008 the SEC unanimously approved amendments to revise its oil and gas reserves estimation and disclosure requirements. The amendments, among other things, allows the use of new technologies to determine proved reserves; permits the optional disclosure of probable and possible reserves; modifies the prices used to estimate reserves for SEC disclosure purposes to a 12-month average instead of a period end price; and requires that if a third party is primarily responsible for preparing or auditing reserve estimates, the Company make disclosures relating to the independence and qualifications of the third party, including filing as an exhibit any report received from the third party. The revised rules are effective January 1, 2010. The Company adopted these new rules and interpretations as of December 31, 2009.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

NOTE 3 -  NON-CASH TRANSACTIONS AND BUSINESS COMBINATION

During the year ended December 31, 2009, the Company issued a total of 100,000 shares of its common stock to Michael Williams, Esq. in payment of ongoing legal fees associated with compliance with securities law. This resulted in a $16,000 charge to legal expense during the year ended December 31, 2009.

The Company recognizes the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2008, an additional asset retirement obligation of $5,686 was recorded, and a corresponding amount was added to the full cost pool bringing the total asset retirement obligation to $8,879. No accretion expense was recorded for the years ended December 31, 2009 and 2008, as it was not considered to be significant.

NOTE 4 -  COMMON STOCK WARRANTS

The Company has in the past issued common stock warrants to the stockholders that purchased common stock from the Company for cash. These warrants entitle the holders to purchase additional shares of common stock from the Company. During the years ended December 31, 2009 and 2008 no warrants were issued, and during the period from inception (April 16, 2002) through December 31, 2009 a total of 1,390,000 warrants were issued.

NOTE 5 -  RELATED PARTY TRANSACTIONS

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests.  As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. Currently, all revenue earned by the Company is received from Altamont. As of December 31, 2009, the Company had an outstanding receivable from Altamont of $5,823 for gas sales, and payables to Altamont of $1,379 for production taxes and royalties and $22,959 for well settlement charges.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

During 2007, the Company entered into a Farm-out Agreement with Altamont Oil & Gas, Inc. and Numbers, Inc., an entity related through common ownership and management, to conduct a 10-well natural gas development program.  This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana.   The Lake Frances Field is located south of Valier, Montana just offsetting the Lake Frances reservoir.  The Williams Field is located 7 miles east of the town of Valier, Montana.

NOTE 6 -  INCOME TAXES

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:
	2009	2008

Federal statutory income tax rate	34.00%	34.00%
State income tax rate	6.75%	6.75%
Permanent differences
Valuation allowance	-40.75%	-40.75%

Effective tax rate	0.00%	0.00%

The sources of temporary differences resulting in deferred tax assets and deferred tax liabilities are as follows:
Deferred tax assets
Federal and state net operating loss carryovers	$218,100	$197,700
Organizational costs	2,300	2,300
Total deferred tax assets	220,400	200,000
Deferred tax liabilities
Oil and gas properties and related equipment	(95,000)	(83,600)
Total deferred tax liabilities	(95,000)	(83,600)
Net deferred tax asset	125,400	116,400
Less: Valuation allowance	(125,400)	(116,400)
Deferred tax liability	$-	$-

During the years ended December 31, 2009 and 2008, the Company recorded valuation allowances that reduced the total deferred tax assets to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the carry-forwards are expected to be available to reduce taxable income. Because the Company is in the development stage, and may not achieve its desired level of profitability in its intended area of operation, a valuation allowance has been established that reduces the deferred tax asset to zero in all periods presented. There was no other activity in the valuation allowance during the years ended December 31, 2009 and 2008, or during the period from inception (April 16, 2002) to December 31, 2009.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Operating loss carry-forwards total approximately $573,000 as of December 31, 2009 and for tax purposes expire in the years 2026 through 2029.

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

The following table presents the stock options outstanding at December 31:

Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2007	125,000	$0.38
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	(0.38)

Outstanding at December 31, 2009 and 2008	-	$-

Exercisable at December 31, 2009 and 2008	-	$-

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

NOTE 9 -  OIL AND GAS PROPERTY ACQUISITIONS

Majestic Oil & Gas, Inc. entered into a farm-out agreement with Mountain View Energy, Inc. on September 1, 2009, outlining parameters for Mountain View Energy, Inc. to drill a test well in Teton County, MT at its sole cost, risk and expense. In doing so, Mountain View Energy, Inc., would acquire 75% of the Working Interest, while Majestic Oil & Gas, Inc. would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced drilling on the Donovan #33-3 well located in Teton County, Montana. The well was successfully drilled and completed with an initial production of 15 barrels of oil per day.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Due to the success of the Donovan #33-3, a second oil well was drilled, the Donovan #33-2 also in Teton County, Montana.  This oil well was successfully drilled and completed with an initial production of 2 to 4 barrels of oil per day.

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

The Company acquired a variety of oil and gas leases during the years ended December 31, 2009 and 2008, both from unrelated third parties and from Altamont. These leases are for future oil and gas development and are not part of any current drilling program. The amount paid to Altamont was the same amount originally paid by Altamont to acquire the leases.

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31, 2009 and 2008:

	2009	2008

Proved properties:

Capitalized costs	$455,894	$455,894

Less accumulated depletion, depreciation, amortization and impairment	(164,000)	(129,400)

Net capitalized costs - proved properties	$291,894	$326,494

Unproved properties

Capitalized costs	202,531	138,383

Net capitalized costs	$494,425	$464,877

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not been established due to the recent commencement of production. Depletion expense recognized was $34,600 and $60,600 for the years ended December 31, 2009 and 2008, respectively.

The unproved properties include a variety of lease acquisitions in Pondera County, and costs associated with an exploratory oil well in Pondera County which has not been completed. These capitalized costs associated with unproved properties have been excluded from amortization, and we do not know when they will be complete and added to the amortization base.

The Company recognizes the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2009 and 2008, an asset retirement obligation of $8,879 was recorded, and a corresponding amount was included in the full cost pool. No accretion expense was recorded during the years ended December 31, 2009 and 2008, as it was not considered to be significant. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

The following table presents the Company’s current asset retirement obligation activity in 2009:

Asset retirement obligations at December 31, 2008	$8,879
Liabilities incurred during the year
Liabilities settled during the year	-
Accretion expense	-

Asset retirement obligations at December 31, 2009	$8,879

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2009, 2008 and the period from April 16, 2002 (Inception) to December 31, 2009:
			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2009	2008	December 31, 2009

Oil and gas sales	$28,458	$130,623	$455,677
Production costs	(15,857)	(32,155)	(139,963)
Depletion, depreciation and amortization	(35,440)	(60,600)	(164,840)

	(22,839)	37,868	150,874

Income tax provision	-	-	-

	$(22,839)	$37,868	$150,874

NOTE 10 -  SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 15, 2010, the date on which the financial statements were issued.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY

SUPPLEMENTARY INFORMATION

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2009 AND 2008

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31, 2009 and 2008:

	2009	2008

Proved properties:

Capitalized costs	$455,894	$455,894

Less accumulated depletion, depreciation, amortization and impairment	(164,000)	(129,400)

Net capitalized costs - proved properties	$291,894	$326,494

Unproved properties

Capitalized costs	202,531	138,383

Net capitalized costs	$494,425	$464,877

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2009, 2008, and the period from April 16, 2002 (Inception) to December 31, 2009:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2009	2008	December 31, 2009

Property acquisition costs:
Proved	$-	$-	$192,187
Unproved	64,148	13,857	202,531
Exploration costs	-	-	13,335
Development costs	-	125,157	241,493
Asset retirement obligation	-	5,686	8,879

	$64,148	$144,700	$658,425

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2009 AND 2008

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2009 and 2008, and the period from April 16, 2002 (Inception) to December 31, 2009:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2009	2008	December 31, 2009

Oil and gas sales	$28,458	$130,623	$455,677
Production costs	(15,857)	(32,155)	(139,963)
Depletion, depreciation and amortization	(35,440)	(60,600)	(164,840)

	(22,839)	37,868	150,874

Income tax provision	-	-	-

	$(22,839)	$37,868	$150,874

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

The standardized measure of discounted future net cash flows is computed by applying a 12-month average price for oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves, less estimated future income tax expenses to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2009 AND 2008

Presented below is a summary of the changes in estimated proved reserves of the Company for the years ended December 31, 2009 and 2008:

	2009		2008
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved reserves
Beginning of the year	-	109,448	-	116,462
Revisions of previous estimates	-	(27,805)	-	(10,891)
Improved recovery	-	-	-	-
Purchases of reserves in place	-	-	-	-
Extensions and discoveries	6,558	-	-	25,708
Production	(40)	(12,439)	-	(21,831)
Sales of reserves in place	-	-	-	-

End of the year	6,518	69,204	-	109,448

All of the proved reserves currently owned by the Company are proved developed reserves. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

	2009	2008
Standardized Measure of Discounted Future
Net Cash Flows
Future cash inflows	$549,000	$479,000
Future production costs	(87,000)	(44,000)
Future development costs	(6,000)	(9,000)
Future income tax expenses	(51,000)	(44,000)

Future net cash flows	405,000	382,000

10% annual discount for estimated timing of cash flows	(154,000)	(108,000)

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$251,000	$274,000

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES - UNAUDITED
DECEMBER 31, 2009 AND 2008

The following reconciles the standardized measure of discounted future net cash flow during 2009 and 2008:

	2009	2008

Beginning of the year	$274,000	$264,000
Net change in prices and production costs	(127,000)	79,000
Extensions and discoveries	200,000	58,000
Revision of previous estimates	(81,000)	(25,000)
Net change in estimated future development costs	(2,000)	(4,000)
Sales of oil and gas produced, net of production costs	(13,000)	(98,000)

End of the year	$251,000	$274,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, our outside accounting firm that is not our audit firm performed direct tests of our internal controls and procedures in place during the year ended December 31, 2009 to identify material weaknesses that in its opinion need to be addressed. No material weaknesses, other than the material weakness identified above, were identified as a result of this testing. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None—Not Applicable

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position
Patrick M. Montalban	52	President, CEO and Director
Danny M. Mitchell	81	Corporate Secretary and Director
Bruce D. Hirsche	61	Director

Mr. Patrick M. Montalban has been our President, CEO, and director since our inception. He has been President, CEO and director of our wholly-owned subsidiary Grizzly Energy Inc. from August 2002 to date. He has been President, CEO and director of Altamont Oil and Gas which owns and operates gas producing wells in Montana from April 1999 to date. From September 2000 to January 2002 he was Director, President and CEO of Mountainview Energy Ltd. a publicly listed oil and gas company on the CDNX. From January 1999 to date, he has been Vice-President of Exploration and Production and Director for Montalban Oil & Gas Operations, Inc., a company primarily engaged in the business of the exploration and production of oil and gas properties. Previously, Mr. Montalban was a director, Executive Vice President and Chief Operating Officer of Quicksilver Resources, Inc., formerly MSR Exploration Ltd., and predecessor companies from July 1983 to January 1999. Between January, 1990 and January, 1999, Mr. Montalban was director, President and Chief Operating Officer of Gypsy Highview Gathering System Inc., a gas gathering, compression and pipeline company and subsidiary of Quicksilver Resources Inc. Mr. Montalban is currently a director Great Northern Drilling Company a private oil and gas company. He is a petroleum geologist who obtained a BA in Geology from the University of Montana in 1981. He devotes 50% of his time to our business.

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

Bruce D. Hirsche, Barrister & Solicitor was appointed to the Board of Directors on December 13, 2006. Mr. Hirsche is a partner with Parlee McLaws, a law firm, specializing in Securities Law. He received his Bachelor of Law (L.L.B.) Degree in 1974 from the University of Alberta and his Masters Degree (L.L.M.) in 2003 from York University, Osgoode Hall Law School. Mr. Hirsche is currently a member of the Law Society of Alberta, the Canadian Bar Association and the Edmonton Bar Association. Mr. Hirsche is currently a Director and Officer of several public and private companies, as follows:

Mr. Hirsche was a Director and Officer of MSR Exploration Ltd, now Quicksilver Resources, Inc. from July 1991 to September 1997. Other Directorship and Officer positions include Global Tree Technologies from January 1991 to present, Shelton Canada Corp from June 1997 to present, Rock Resources, Inc. from February 2000 to July 2003, EquiTech Corporation from June 2000 to February 2004, Innovotech Inc. from January 2001 to present, AltaRex Corp (now Twin Butte Energy) from May 2003 to February 2004, AltaRex Medical Corp from December 2003 to present, ViRexx Medical Corp from December 2003 to Present, Arrow Energy Ltd from September 2008 to present.

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

Legal matters

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following, except as set forth below:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

☐
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

☐
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Our directors and executive officers have filed such reports as required.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer for the years ended December 31, 2009 and 2008.

Name	Title	Year	Commission	Bonus	Stock awards	Option Awards *	Non- equity Incentive plan compen- sation	Non qualified deferred compen- sation	All other Compen- sation	Total
Patrick Montalban	President	2009	0	0	0	0	0	0	0	0
Patrick Montalban	President	2008	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2009
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

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended December 31, 2009	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick M. Montalban	0	0	0	0	0	0	0	0
Dan Mitchell	0	0	0	0	0	0	0	0
Bruce D. Hirsche	0	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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
Name and Address	Number of Shares of Common Stock	Percentage
Patrick M. Montalban [1] P.O Box 488 Cut Bank, Montana 59427	4,600,000	51.6
Danny Mitchell P.O Box 488 Cut Bank, Montana 59427	90,000	1.0
Bruce Hirsche [1]	0	0.0
All officers and directors as a group [three persons]	4,690,000	52.6

[1] Represents currently exercisable options.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 8,918,000 shares of common stock outstanding as of December 31, 2009.

Item 13. Certain Relationships and Related Transactions.

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

During the period from inception (April 16, 2002) to December 31, 2002, the Company paid consulting fees totaling $28,000 to Patrick M. Montalban, President, CEO and director to the Company, for studies of various oil and natural gas prospects. There has been no other cash compensation paid to Mr. Montalban during the period from inception (April 16, 2002) through December 31, 2009 for his services to the Company.

Majestic Oil & Gas, Inc. has participated in the drilling and completion of the following producing natural gas wells, earning a 25% Working Interest: Boucher #27-1, B. Ag #25-1,Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1. Altamont Oil & Gas, Inc. is the operator of all the wells in which the Company owns a working interest. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. The Company pays Altamont a fee of $250 per month per well as an operating fee. The purpose of this transaction was to obtain the services of an experienced operator necessary for the operation of the wells in which we have a working interest.

Majestic Oil & Gas, Inc. entered into a farm-out agreement with Mountain View Energy, Inc. on September 1, 2009, outlining parameters for Mountain View Energy, Inc., a Canadian publicly traded company affiliated through common management and ownership, to drill a test well in Teton County, MT at its sole cost, risk and expense. In doing so, Mountain View Energy, Inc., would acquire 75% of the Working Interest, while Majestic Oil & Gas, Inc. would retain a 25% Working Interest in any well drilled in the 40-acre tract.

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

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Currently, we have three director and we believe that none of these directors currently meets the definition of "independent" as promulgated by the rules and regulations of Nasdaq.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees paid during:
The year ended December 31, 2008:	$24,047
The year ended December 31, 2009:	$23,760

No other fees as specified in Item 9(e) of Schedule 14A charged.

Item 15. Exhibits, Financial Statement Schedules

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Patrick Montalban

32.1 Section 1350 Certification, Patrick Montalban

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Majestic Oil & Gas, Inc.

Title	Name	Date	Signature

Principal Executive
Officer	Patrick Montalban	April 15, 2010	/s/ Patrick Montalban

Principal Accounting	Patrick Montalban	April 15, 2010	/s/ Patrick Montalban
Officer

Principal Financial
Officer	Patrick Montalban	April 15, 2010	/s/ Patrick Montalban

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Patrick Montalban	Patrick Montalban	Director	April 15, 2010
/s/ Bruce Hirsche	Bruce Hirsche	Director	April 15
/s/ Danny Mitchell	Danny Mitchell	Director	April 15