Form 10-Q
period 2010-03-31
MAJESTIC OIL & GAS
filed 2010-05-13
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐No ☒

As of May 12, 2010, there were 8,918,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31
	UNAUDITED	2009

ASSETS
Cash and cash equivalents	$94,212	$110,701
Trade receivables	6,821	5,823
Deposit	-	-

Total Current Assets	101,033	116,524

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	203,278	202,531
Less accumulated depletion, amortization and impairment	(170,500)	(164,000)

Net Oil and Gas Properties	488,672	494,425

OTHER ASSETS
Website development costs (less accumulated amortization)	190	400

Total Other Assets	190	400

Total Assets	$589,895	$611,349

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,839	$5,028
Production taxes and royalties payable	1,620	1,379
Well settlement payable	22,959	22,959

Total Current Liabilities	27,418	29,366

Asset retirement obligation	8,879	8,879

Total Liabilities	36,297	38,245

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 8,918,000 shares at March 31, 2010;
8,918,000 at December 31, 2009	1,272,500	1,272,500
Additional paid in capital	19,295	19,295
(Deficit) accumulated during the development stage	(738,197)	(718,691)

Total Stockholders' Equity	553,598	573,104

Total Liabilities & Stockholders' Equity	$589,895	$611,349

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Inception
	Ended	Ended	(April 16, 2002)
	March 31,	March 31,	March 31,
	2010	2009	2010
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$6,821	$12,498	$462,498

PRODUCTION (LIFTING) COSTS	5,334	5,458	145,297
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	6,710	13,010	172,810

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	(5,223)	(5,970)	140,529

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	14,283	20,422	878,726

NET (LOSS)	$(19,506)	$(26,392)	$(738,197)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,918,000	7,808,000
Diluted potential shares - stock warrants	-	-

Adjusted weighted average shares	8,918,000	7,808,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	-	-	234,500
Common stock options issued	-	-	19,295	-	-	19,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	19,295	-	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss)	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	19,295	-	(623,814)	550,981

Common stock issued for services	100,000	16,000	-	-	-	16,000
Common stock issued	1,010,000	101,000	-	-	-	101,000
Net (loss)					(94,877)	(94,877)

BALANCE, DECEMBER 31, 2009	8,918,000	1,272,500	19,295	-	(718,691)	573,104

Net (loss) for the three months	-	-	-	-	(19,506)	(19,506)

BALANCE, March 31, 2010	8,918,000	$1,272,500	$19,295	$-	$(738,197)	$553,598

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months	Three Months	(April 16, 2002)
	Ended	Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2010
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(19,506)	$(26,392)	$(738,197)
Changes and credits to net (loss) not affecting cash		-
Depletion and amortization	6,710	13,010	172,810
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	188,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	(998)	11,572	(6,821)
Deposits	-	-	-
Production taxes and royalties payable	241	(1,945)	1,620
Accounts payable	(2,189)	(2)	25,798

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(15,742)	(3,756)	(35,495)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(747)	(6,002)	(490,293)

NET CASH (USED FOR) INVESTING ACTIVITIES	(747)	(6,002)	(492,793)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	251,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	622,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,489)	(9,758)	94,212

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,701	79,790	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,212	$70,032	$94,212

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

Basis of Presentation
The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the entire year.

We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2009.

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($738,197) through March 31, 2010. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2009 annual audited financial statements, except that certain significant accounting policies were adopted during the three months ended March 31, 2010:

Adopted prior to the three months ended March 31, 2010 -
Oil and Gas Interests

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions current accounting standards related to accounting for uncertainty in income taxes. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of  the standards and in subsequent periods. Upon the adoption of the standards, the Company had no unrecognized tax benefits. During 2009 and during the first three months of 2010, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2010. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with current accounting standards using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The effect of outstanding common stock warrants was anti-dilutive for the three months ended March 31, 2010 and 2009.

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

Note 4 - Asset Retirement Obligations

The Company follows current accounting standards in accounting for its asset retirement obligations. These standards address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These accounting standards require recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of March 31, 2010, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $8,879. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of March 31, 2010, the Company had an outstanding receivable from Altamont of $6,821 for gas sales, and a payable to Altamont of $1,620 for production taxes and royalties. The Company also received an Authorization for Expenditure (AFE) for its share of costs associated with the Jody Fields #4-1 well, which remains under development as of March 31, 2010. The Company paid $5,547 to Altamont for development costs, and has a payable to Altamont of $22,959 for its remaining share of the AFE.

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

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2009, Majestic Oil & Gas, Inc. saw a significant decrease in the price received per MCF at a high of $3.09 and a low of $1.19, as detailed under “Results of Operation.”  To-date in 2010, the Company received a high of $2.80 per MCF and a low of $2.26 per MCF.  The current trend shows a continued decline in pricing.  The price we receive for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenue	$6,821	$12,498
Expenses	$26,327	$38,890
Net Income (Loss)	$(19,506)	$(26,392)

Revenues for the period ended March 31, 2010 were $6,821 compared to $ 12,498 for the period ended March 31, 2009. There was a significant decrease in the revenues between these two periods as a result of the decrease in natural gas production and the price received per MCF.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	175.93	2.35	231.21	3.09
February	192.02	2.26	211.20	2.34
March	175.93	2.80	218.83	1.80

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	47.64	2.35	110.14	3.09
February	47.64	2.26	71.16	2.34
March	43.11	2.80	56.72	1.80

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	33.80	2.35	38.80	3.09
February	31.00	2.26	33.80	2.34
March	32.80	2.80	36.80	1.80

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	361.56	2.35	708.06	3.09
February	352.48	2.26	632.57	2.34
March	305.66	2.80	683.72	1.80

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	211.00	2.35	413.33	3.09
February	212.25	2.26	356.40	2.34
March	168.00	2.80	365.48	1.80

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	1	2.35	27.83	3.09
February	2	2.26	19.50	2.34
March	3	2.80	13.41	1.80

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for the three month period ended March 31, 2010 were 2,392 MCF compared to 4,229 MCF for the three month period ended March 31, 2009. The production decrease is a result of natural decline in production over time.

Our total expenses decreased by $12,563 from the $38,890 reported for the three months ended March 31, 2009 compared to the $26,327 reported for the three months ended March 31, 2010. Of those expenses, Production (Lifting) Costs decreased by $124 from $5,458 for the three months ended March 31, 2009 to $5,334 for the three months ended March 31, 2010. This decrease is directly attributable to the decrease in production volumes between the two periods. There was a decrease in the Selling, General & Administrative Expenses of $6,139 from the $20,422 reported for the three month period ended March 31, 2009 compared to the $14,283 reported for the same three month period in 2010. The primary reason for the decrease was a decrease of approximately $6,800 in engineering and professional fees incurred. As mentioned above, revenues for the three month period decreased significantly as a result of the combination of lower production volumes and the price per MCF.

The Company showed a Net Loss of ($19,506) for the three months ended March 31, 2010. This compares to the Net Loss of ($26,392) for the three months ended March 31, 2009. The variance between these three month periods is directly related to the decrease in revenues and volumes during the First Quarter 2010. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

The Company also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues.  The price of crude oil also continues to fluctuate but not to the same extreme as the price of natural gas.  In spite of the fluctuations in the price of oil and natural gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Drilling Activity

The following table sets forth the results of our drilling activities during the three months ended March 31, 2010 and 2009:

	Drilling Activity
Three Months ended	Gross Wells			Net Wells
March 31,	Total	Producing	Dry	Total	Producing	Dry
2010	0	0	0	0	0	0
2009	0	0	0	0	0	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three month periods ended March 31, 2010 and 2009, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Three Months ended March 31,	2010		2009
Net Production
Oil (Bbls)
Gas (Mcf)		2,392		4,229

Average Sales Prices
Oil (per Bbl)	$		$
Gas (per Mcf)		$2.46		$2.41

Average Production Cost Per MCF		$5.04		$4.37

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to March 31, 2010, we incurred an accumulated deficit of ($738,197). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal Year Ended December 31, 2002, and $322,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of March 31, 2010, we had $94,212 of current cash available. Our cash resources of $94,212 are not sufficient to satisfy our cash requirements over the next 12 months.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer/Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended March 31, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

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

MAJESTIC OIL & GAS, INC.

Date: May 13, 2010	By:	/s/ Patrick Montalban
(Authorized Officer/principal Executive Officer, Principal Financial Officer/principal Financial Officer}

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general