Form 10-Q
period 2010-06-30
MAJESTIC OIL & GAS
filed 2010-08-16
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 12, 2010, there were 9,118,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30
	2010	December 31
	UNAUDITED	2009

ASSETS
Cash and cash equivalents	$60,052	$110,701
Trade receivables	4,420	5,823

Total Current Assets	64,472	116,524

OIL AND GAS PROPERTIES
Oil and gas properties, using the full
cost method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	212,230	202,531
Less accumulated depletion, amortization and impairment	(176,200)	(164,000)

Net Oil and Gas Properties	491,924	494,425

OTHER ASSETS
Website development costs (less accumulated amortization)	-	400

Total Other Assets	-	400

Total Assets	$556,396	$611,349

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$10,603	$5,028
Production taxes and royalties payable	1,057	1,379
Well settlement payable	22,959	22,959

Total Current Liabilities	34,619	29,366

Asset retirement obligation	8,879	8,879

Total Liabilities	43,498	38,245

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 9,118,000 shares at June 30, 2010;	1,314,500	1,272,500
8,918,000 at December 31, 2009
Additional paid in capital	19,295	19,295
(Deficit) accumulated during the development stage	(820,897)	(718,691)

Total Stockholders' Equity	512,898	573,104

Total Liabilities & Stockholders' Equity	$556,396	$611,349

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
	Three Months	Three Months	Six Months	Six Months	(April 16, 2002)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED
REVENUE	$6,959	$5,750	$13,780	$18,248	$469,457

PRODUCTION (LIFTING) COSTS	5,545	4,071	10,879	9,529	150,842
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION
AND AMORTIZATION	5,890	9,710	12,600	22,720	178,700

INCOME FROM OIL & GAS
PRODUCING ACTIVITIES	(4,476)	(8,031)	(9,699)	(14,001)	136,053
SELLING, GENERAL & ADMINISTRATIVE EXPENSES	78,224	17,807	92,507	38,229	956,950

NET (LOSS)	$(82,700)	$(25,838)	$(102,206)	$(52,230)	$(820,897)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
shares outstanding	9,118,000	7,808,000	9,118,000	7,808,000
Diluted potential shares -
stock warrants	-	-	-	-
Adjusted weighted average shares	9,118,000	7,808,000	9,118,000	7,808,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TO
DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	-	-	234,500
Common stock options issued	-	-	19,295	-	-	19,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	19,295	-	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss)	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	19,295	-	(623,814)	550,981

Common stock issued for services	100,000	16,000	-	-	-	16,000
Common stock issued	1,010,000	101,000	-	-	-	101,000
Net (loss)	-	-			(94,877)	(94,877)

BALANCE, DECEMBER 31, 2009	8,918,000	1,272,500	19,295	-	(718,691)	573,104

Common stock issued for services	200,000	42,000	-	-	-	42,000
Net (loss) for the six months
ended June 30, 2010 (UNAUDITED)	-	-	-	-	(102,206)	(102,206)

BALANCE, JUNE 30, 2010	9,118,000	$1,314,500	$19,295	$-	$(820,897)	$512,898

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Six Months	Six Months	(April 16, 2002)
	Ended	Ended	Through
	June 30, 2010	June 30, 2009	June 30, 2010
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(102,206)	$(52,230)	$(820,897)
Changes and credits to net (loss) not affecting cash
Depletion and amortization	12,600	22,720	178,700
Organizational expenses paid with stock	42,000	-	342,000
Legal fees paid with stock	-	-	188,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	1,403	18,321	(4,420)
Deposits	-	-	-
Production taxes and royalties payable	(322)	(3,124)	1,057
Accounts payable	5,575	38	33,562

NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(40,950)	(14,275)	(60,703)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(9,699)	(7,018)	(499,245)

NET CASH (USED FOR) INVESTING
ACTIVITIES	(9,699)	(7,018)	(501,745)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	251,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING
ACTIVITIES	-	-	622,500

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(50,649)	(21,293)	60,052

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	110,701	79,790	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$60,052	$58,497	$60,052

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

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss. We have prepared the financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-KSB for the year ended December 31, 2009.

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($820,897) through June 30, 2010. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtain

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2009 annual audited financial statements, except that certain significant accounting policies were adopted during the six months ended June 30, 2010:

Adopted prior to the six months ended June 30, 2010 -

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions current accounting standards related to accounting for uncertainty in income taxes. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of the standards and in subsequent periods. Upon the adoption of the standards, the Company had no unrecognized tax benefits. During 2009 and during the first six months of 2010, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2010. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with current accounting standards using net income divided by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. The effect of outstanding common stock warrants was anti-dilutive for the six months ended June 30, 2010 and 2009.

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

Note 4 - Asset Retirement Obligations

The Company follows current accounting standards in accounting for its asset retirement obligations. These standards address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These accounting standards require recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of June 30, 2010, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $8,879. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of June 30, 2010, the Company had an outstanding receivable from Altamont of $4,420 for gas sales, and a payable to Altamont of $1,057 for production taxes and royalties. The Company also received an Authorization for Expenditure (AFE) for its share of costs associated with the Jody Fields #4-1 well, which remains under development as of June 30, 2010. The Company paid $5,547 to Altamont for development costs, and has a payable to Altamont of $22,959 for its remaining share of the AFE.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results August differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

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

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2009, Majestic Oil & Gas, Inc. saw a significant decrease in the price received per MCF at a high of $3.09 and a low of $1.19, as detailed under “Results of Operation.”  To-date in 2010, the Company received a high of $2.80 per MCF and a low of $1.81 per MCF.  The current trend shows a continued decline in pricing.  The price we receive for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 vs.Three Months Ended June 30, 2009:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Revenue	$6,959	$5,750
Expenses	$(89,659)	$(31,588)
Net Income (Loss)	$(82,700)	$(25,838)

Revenues for the three-month period ended June 30, 2010 were $6,959 compared to $5,750 for the period ended June 30, 2009. There was a decrease in the gas revenues between these two periods as a result of the lower natural gas production slightly offset by a higher price received per MCF and oil production.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
April	168.92	2.01	194.49	1.56
May	150.56	1.81	207.28	1.41
June	169.13	1.94	198.83	1.59

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
April	43.31	2.01	44.76	1.56
May	40.01	1.81	47.23	1.41
June	38.57	1.94	47.64	1.59

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
April	32.40	2.01	35.60	1.56
May	27.80	1.81	37.80	1.41
June	34.60	1.94	38.60	1.59

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
April	298.24	2.01	551.10	1.56
May	247.91	1.81	494.59	1.41
June	278.03	1.94	451.69	1.59

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
April	149.75	2.01	299.89	1.56
May	130.25	1.81	237.81	1.41
June	147.75	1.94	196.76	1.59

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
April	0.41	2.01	8.13	1.56
May	2.64	1.81	10.77	1.41
June	5.48	1.94	15.03	1.59

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for three month period ended June 30, 2010 were 1,966 MCF compared to 3,118 MCF for three month period ended June 30, 2009. The production decrease is a result of natural decline in production over time.

Our total expenses increase by $58,071 from the $31,588 reported for the three months ended June 30, 2009 compared to the $89,659 reported for the three months ended June 30, 2010. Of those expenses, there was an increase in the Selling, General & Administrative Expenses of $60,417 from the $78,224 reported for the three month period ended June 30, 2010 compared to the $17,807 reported for the same three month period in 2009. The primary reason for the increase was an increase of approximately $48,900 in engineering and professional fees incurred, which are comprised mainly of legal, accounting, and auditing fees.  Professional fees included the issuance of $42,000 in Company stock for services provided.  In addition, the Company saw an increase in Consulting Fees of $4,691 and $4,060 in Public Relations costs associated with the design and maintenance of the Company’s new website. As mentioned above, revenues for the three month period decreased as a result of lower production volumes offset by a slightly higher price per MCF.

The Company showed a Net Loss of ($82,700) for the three months ended June 30, 2010. This compares to the Net Loss of ($25,838) for the three months ended June 30, 2009. The variance between these three month periods is directly related to the decrease in revenues and volumes during the Second Quarter 2010 and increase in selling, general, & administrative expense as discussed above. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

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

Drilling Activity

The following table sets forth the results of our drilling activities during the three months ended June 30, 2010 and 2009:

	Drilling Activity
	Gross Wells			Net Wells
Three Months ended June 30,	Total	Producing	Dry	Total	Producing	Dry
2010	0	0	0	0	0	0
2009	0	0	0	0	0	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three month periods ended June 30, 2010 and 2009, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Three Months ended June 30,	2010	2009
Net Production
Oil (Bbls)	39	0
Gas (Mcf)	1,966	3,118

Average Sales Prices
Oil (per Bbl)	$64.98	$0
Gas (per Mcf)	$1.85	$1.52

Average Production Cost Per MCF	$5.20	$4.42

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenue	$13,780	$18,248
Expenses	$(115,986)	$(70,478)
Net Income (Loss)	$(102,206)	$(52,230)

Revenues for the six-month period ended June 30, 2010 were $13,780 compared to $18,248 for the period ended June 30, 2009. There was a decrease in the revenues between these two periods as a result of lower natural gas production slightly offset by a slightly higher price received per MCF.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	175.93	2.35	231.21	3.09
February	192.02	2.26	211.20	2.34
March	175.93	2.80	218.83	1.80
April	168.92	2.01	194.49	1.56
May	150.56	1.81	207.28	1.41
June	169.13	1.94	198.83	1.59

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	47.64	2.35	110.14	3.09
February	47.64	2.26	71.16	2.34
March	43.11	2.80	56.72	1.80
April	43.31	2.01	44.76	1.56
May	40.01	1.81	47.23	1.41
June	38.57	1.94	47.64	1.59

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	33.80	2.35	38.80	3.09
February	31.00	2.26	33.80	2.34
March	32.80	2.80	36.80	1.80
April	32.40	2.01	35.60	1.56
May	27.80	1.81	37.80	1.41
June	34.60	1.94	38.60	1.59

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	361.56	2.35	708.06	3.09
February	352.48	2.26	632.57	2.34
March	305.66	2.80	683.72	1.80
April	298.24	2.01	551.10	1.56
May	247.91	1.81	494.59	1.41
June	278.03	1.94	451.69	1.59

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	211.00	2.35	413.33	3.09
February	212.25	2.26	356.40	2.34
March	168.00	2.80	365.48	1.80
April	149.75	2.01	299.89	1.56
May	130.25	1.81	237.81	1.41
June	147.75	1.94	196.76	1.59

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	0.20	2.35	27.83	3.09
February	0.41	2.26	19.50	2.34
March	0.61	2.80	13.41	1.80
April	0.41	2.01	8.13	1.56
May	2.64	1.81	10.77	1.41
June	5.48	1.94	15.03	1.59

Donovan #33-3	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2010		2009
January
February	39.38	64.98	0	0
March
April
May
June

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for the six month period ended June 30, 2010 were 4,358 MCF compared to 7,347 MCF for the six month period ended June 30, 2009. The production decrease is a result of natural decline in production over time.

Our total expenses increased by $45,508 from the $70,478 reported for the six months ended June 30, 2009 compared to the $115,986 reported for the six months ended June 30, 2010. Of those expenses, Production (Lifting) Costs increased by $1,351 from $9,529 for the six months ended June 30, 2009 to $10,879 for the six months ended June 30, 2010. This increase is directly attributable to the Company’s share of the costs associated with the new Donovan wells.  There was an increase in the Selling, General & Administrative Expenses of $54,278 from the $38,229 reported for the six month period ended June 30, 2009 compared to the $92,507 reported for the same six month period in 2010. The primary reason for the increase was an increase of approximately $46,700 in engineering, professional, and consulting fees incurred, which are comprised mainly of legal, accounting, and auditing fees.  Professional fees included the issuance of $42,000 in Company stock for services provided.  In addition, the Company saw a $4,060 in Public Relations costs associated with the design and maintenance of the Company’s new website.  Depletion, Depreciation and Amortization decreased $10,120 from $22,720 reported for the six month period ended June 30, 2009 compared to the $12,600 reported for the same six month period in 2010.  This decrease is directly attributable to the decrease in production volumes between the two periods.   As mentioned above, revenues for the six month period decreased as a result of lower production volumes offset by a slightly higher price per MCF.

The Company showed a Net Loss of ($102,206) for the six months ended June 30, 2010. This compares to the Net Loss of ($52,230) for the six months ended June 30, 2009. The variance between these six month periods is directly related to the decrease in revenues and volumes during the first two quarter of 2010 and increase in selling, general, & administrative expense as discussed above. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

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

Drilling Activity

The following table sets forth the results of our drilling activities during the six months ended June 30, 2010 and 2009:

	Drilling Activity
	Gross Wells			Net Wells
Six Months ended June 30,	Total	Producing	Dry	Total	Producing	Dry
2010	0	0	0	0	0	0
2009	0	0	0	0	0	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three and six month periods ended June 30, 2010 and 2009, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Six Months ended June 30,	2010	2009
Net Production
Oil (Bbls)	39	0
Gas (Mcf)	4,358	7,347

Average Sales Prices
Oil (per Bbl)	$64.98	$0
Gas (per Mcf)	$2.12	$2.05

Average Production Cost Per MCF	$5.11	$4.39

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to June 30, 2010, we incurred an accumulated deficit of ($820,897). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal Year Ended December 31, 2002, and $322,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of June 30, 2010, we had $60,052 of current cash available. Our cash resources of $60,052 are not sufficient to satisfy our cash requirements over the next 12 months.

We hope to be able to raise additional funds from an offering of our stock in the future. We are currently offering or contemplating the offering of a limited number of subscriptions for up to 10,000,000 shares of common stock at a price of $0.25 per share.  The cash proceeds of this offering will be used to close the following Acquisitions:

•	Acquiring all right, title and interest from Altamont Oil & Gas & Numbers, Inc., both Affiliates, in the Williams and Lake Frances Gas Field

•	Acquiring all right, title and interest from Genesis Energy Inc. and Immgen in the Williams and Lake Frances Gathering System

The Company is currently contemplating the following additional offerings:

°	Share offering for an additional $10,000,000 or 40,000,000 shares at $0.25/share in order to finance the acquisition of the Montana/North Dakota acreage.

°	Share offering of $50,000,000 by way of a offering of 20,000,000 shares at $2.50 per share. Such funding to be used for development drilling.

However, these offerings may not occur, or if they occur, may not raise the required funding. We may also consider securing debt financing. We may not raise other equity or debt financing sufficient to fund these plans. If we don't raise or generate these funds, the implementation of our business plan will be delayed or eliminated.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we August not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan.

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

On June 17, 2010, the Company entered into a lease purchase agreement to acquire leases covering approximately 11,106 net acres of undeveloped land for the purpose of future oil and gas development.  These acreages are located in Montana and North Dakota.  The purchase is expected to close on August 30, 2010.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation   of  our  management,  including   our   Principal Executive  Officer/Principal Financial  Officer,  of   the effectiveness  of  our  disclosure controls  and  procedures  (as defined  in  Rules  13a-15(e) and 15d-15(e) of the  Exchange  Act (defined  below).  Based upon that evaluation, our principal executive officer/principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including  our  Principal  Executive  Officer/Principal  Financial  Officer, as  appropriate  to  allow  timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer/Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended June 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           Unregistered Sales of Equity Securities.

 None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

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

MAJESTIC OIL & GAS, INC.

Date: August 16, 2010	By:	/s/ Patrick Montalban
(Authorized Officer/principal Executive Officer, Principal Financial Officer/principal Financial Officer}

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general