Form 10-Q
period 2010-09-30
MAJESTIC OIL & GAS
filed 2010-11-16
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

As of November 11, 2010, there were 9,118,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30
	2010	December 31
	UNAUDITED	2009

ASSETS
Cash and cash equivalents	$34,921	$110,701
Trade receivables	14,985	5,823

Total Current Assets	49,905	116,524

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	213,852	202,531
Less accumulated depletion, amortization and impairment	(183,100)	(164,000)

Net Oil and Gas Properties	486,646	494,425

OTHER ASSETS
Website development costs (less accumulated amortization)	-	400

Total Other Assets	-	400

Total Assets	$536,551	$611,349

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$4,140	$5,028
Production taxes and royalties payable	5,804	1,379
Well settlement payable	22,959	22,959

Total Current Liabilities	32,903	29,366

Asset retirement obligation	8,879	8,879

Total Liabilities	41,782	38,245

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 9,118,000 shares at September 30, 2010;
8,918,000 at December 31, 2009	1,314,500	1,272,500
Additional paid in capital	19,295	19,295
(Deficit) accumulated during the development stage	(839,026)	(718,691)

Total Stockholders' Equity	494,769	573,104

Total Liabilities & Stockholders' Equity	$536,551	$611,349

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Inception
	Three Months	Three Months	Nine Months	Nine Months	(April 16, 2002)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$12,445	$7,046	$26,225	$25,294	$481,902

PRODUCTION (LIFTING) COSTS	9,315	3,660	20,194	13,189	160,157
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	6,900	8,410	19,500	31,130	185,600

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	(3,770)	(5,024)	(13,469)	(19,025)	132,283

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	14,358	9,303	106,865	47,532	971,308

NET (LOSS)	$(18,129)	$(14,327)	$(120,335)	$(66,557)	$(839,026)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	9,118,000	7,808,000	9,118,000	7,808,000
Diluted potential shares - stock warrants	-	-	-	-

Adjusted weighted average shares	9,118,000	7,808,000	9,118,000	7,808,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	-	-	234,500
Common stock options issued	-	-	19,295	-	-	19,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	19,295	-	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000
Net (loss)	-	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	19,295	-	(623,814)	550,981

Common stock issued for services	100,000	16,000	-	-	-	16,000
Common stock issued	1,010,000	101,000	-	-	-	101,000
Net (loss)	-	-			(94,877)	(94,877)

BALANCE, DECEMBER 31, 2009	8,918,000	1,272,500	19,295	-	(718,691)	573,104

Common stock issued for services	200,000	42,000	-	-	-	42,000
Net (loss) for the nine months ended September 30, 2010 (UNAUDITED)	-	-	-	-	(120,335)	(120,335)

BALANCE, SEPTEMBER 30, 2010	9,118,000	$1,314,500	$19,295	$-	$(839,026)	$494,770

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Nine Months	Nine Months	(April 16, 2002)
	Ended	Ended	Through
	September 30, 2010	September 30, 2009	September 30, 2010
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(120,335)	$(66,557)	$(839,026)
Changes and credits to net (loss) not affecting cash
Depletion and amortization	19,500	31,130	185,600
Organizational expenses paid with stock	42,000	-	342,000
Legal fees paid with stock	-	-	188,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	(9,162)	17,024	(14,985)
Deposits	-	-	-
Production taxes and royalties payable	4,425	(2,821)	5,804
Accounts payable	(887)	1	27,099

NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(64,459)	(21,223)	(84,211)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(11,321)	(7,018)	(500,867)

NET CASH (USED FOR) INVESTING ACTIVITIES	(11,321)	(7,018)	(503,367)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	251,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	622,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,780)	(28,241)	34,921

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,701	79,790	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,921	$51,549	$34,921

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

Basis of Presentation

The accompanying interim financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the entire year. These interim financial statements contain certain reclassification of prior period amounts to be consistent with the current period presentation with no effect on net income or loss.

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

Note 2 - Basis of Accounting

The accompanying financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($839,026) through September 30, 2010. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2009 annual audited financial statements, except that certain significant accounting policies were adopted during the nine months ended September 30, 2010:

Adopted prior to the nine months ended September 30, 2010 -
Oil and Gas Interests

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

Income Taxes

Effective January 1, 2007, the Company adopted the provisions current accounting standards related to accounting for uncertainty in income taxes. These standards provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of  the standards and in subsequent periods. Upon the adoption of the standards, the Company had no unrecognized tax benefits. During 2009 and during the first nine months of 2010, the Company recognized no adjustments for uncertain tax benefits.

Deferred income tax assets, if any, are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. The Company would recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2010. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Earnings per Share of Common Stock

Basic earnings per share is determined in accordance with current accounting standards using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  The effect of outstanding common stock warrants was anti-dilutive for the nine months ended September 30, 2010 and 2009.

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

Note 4 - Asset Retirement Obligations

The Company follows current accounting standards in accounting for its asset retirement obligations. These standards address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. These accounting standards require recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of September 30, 2010, the estimated future cost to plug and abandon the Company's gas wells was estimated to be $8,879. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. As of September 30, 2010, the Company had an outstanding receivable from Altamont of $14,985 for oil and gas sales, and a payable to Altamont of $3,127 for production taxes and royalties. The Company also received an Authorization for Expenditure (AFE) for its share of costs associated with the Jody Fields #4-1 well, which remains under development as of September 30, 2010. The Company paid $5,547 to Altamont for development costs, and has a payable to Altamont of $22,959 for its remaining share of the AFE.

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

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities. However, the current economic crisis could have a negative impact on the Company’s revenues due to the recent decrease in oil and natural gas prices.   During the course of 2009, Majestic Oil & Gas, Inc. saw a significant decrease in the price received per MCF at a high of $3.09 and a low of $1.19, as detailed under “Results of Operation.”  To-date in 2010, the Company received a high of $2.80 per MCF and a low of $1.60 per MCF.  The current trend shows a continued decline in pricing.  The price we receive for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 vs.Three Months Ended September 30, 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Revenue	$12,445	$7,046
Expenses	$30,574	$21,373
Net Income (Loss)	$(18,129)	$(14,327)

Revenues for the three-month period ended September 30, 2010 were $12,445 compared to $7,046 for the period ended September 30, 2009. The increase in revenues is a result of oil sales from the Donovan Lease in which Majestic Oil & Gas, Inc owns a 25% Working Interest, as detailed in the table to follow.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
July	168.51	2.05	211.41	1.39
August	167.06	2.00	201.92	1.40
September	161.29	1.60	190.58	1.19

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
July	44.34	2.05	49.50	1.39
August	44.14	2.00	47.85	1.40
September	43.31	1.60	44.76	1.19

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
July	33.60	2.05	38.80	1.39
August	31.60	2.00	35.20	1.40
September	30.80	1.60	33.60	1.19

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
July	265.44	2.05	449.21	1.39
August	263.38	2.00	434.36	1.40
September	256.99	1.60	388.58	1.19

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
July	140.75	2.05	187.69	1.39
August	138.50	2.00	194.49	1.40
September	164.75	1.60	189.75	1.19

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
July	5.28	2.05	12.80	1.39
August	4.27	2.00	5.28	1.40
September	0.20	1.60	0.41	1.19

Donovan Lease	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
July	89.18	64.54	0	0
August	44.86	65.14	0	0
September			0	0

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for three month period ended September 30, 2010 were 1,964 MCF compared to 2,716 MCF for three month period ended September 30, 2009. The production decrease is a result of natural decline in production over time.  The Company’s Net Share of production volumes from the Donovan Lease were 134 BBL for the three month period ending September 30, 2010.

Our total expenses increased by $9,200 from the $21,373 reported for the three months ended September 30, 2009 compared to the $30,573 reported for the three months ended September 30, 2010. Of those expenses, there was an increase in the Selling, General & Administrative Expenses of $5,055 from the $14,358 reported for the three month period ended September 30, 2010 compared to the $9,303 reported for the same three month period in 2009. The primary reason for the increase was an increase in engineering and professional fees incurred, which are comprised mainly of legal, accounting, and auditing fees and increased production costs due to the Company’s share of the costs associated with the new Donovan wells.  As mentioned above, revenues for the three month period increased as a result oil sales from the Donovan Lease.

The Company showed a Net Loss of ($18,129) for the three months ended September 30, 2010. This compares to the Net Loss of ($14,327) for the three months ended September 30, 2009. The variance between these three month periods is directly related to the decrease in gas revenues and volumes during the Third Quarter 2010 and increase in selling, general, & administrative expense as discussed above. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of natural gas prices, which continue to fluctuate dramatically.

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

Drilling Activity

The following table sets forth the results of our drilling activities during the three months ended September 30, 2010 and 2009:

	Drilling Activity
	Gross Wells			Net Wells
Three Months ended September 30,	Total	Producing	Dry	Total	Producing	Dry
2010	0	0	0	0	0	0
2009	2	2	0	0.5	0.5	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three month periods ended September 30, 2010 and 2009, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Three Months ended September 30,	2010	2009
Net Production
Oil (Bbls)	134.04	40.06
Gas (Mcf)	1,964.21	2,716.17

Average Sales Prices
Oil (per Bbl)	$64.84	53.08
Gas (per Mcf)	$1.88	$1.33

Average Production Cost Per MCF	$5.86	$4.08

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenue	$26,225	$25,294
Expenses	$146,560	$91,851
Net Income (Loss)	$(120,335)	$(66,557)

Revenues for the nine-month period ended September 30, 2010 were $26,225 compared to $25,294 for the period ended September 30, 2009. There was a small increase in revenues between these two periods as a result of steady gas production and a slightly higher price received per MCF.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	175.93	2.35	231.21	3.09
February	192.02	2.26	211.20	2.34
March	175.93	2.80	218.83	1.80
April	168.92	2.01	194.49	1.56
May	150.56	1.81	207.28	1.41
June	169.13	1.94	198.83	1.59
July	168.51	2.05	211.41	1.39
August	167.06	2.00	201.92	1.40
September	161.29	1.60	190.58	1.19

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	47.64	2.35	110.14	3.09
February	47.64	2.26	71.16	2.34
March	43.11	2.80	56.72	1.80
April	43.31	2.01	44.76	1.56
May	40.01	1.81	47.23	1.41
June	38.57	1.94	47.64	1.59
July	44.34	2.05	49.50	1.39
August	44.14	2.00	47.85	1.40
September	43.31	1.60	44.76	1.19

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	33.80	2.35	38.80	3.09
February	31.00	2.26	33.80	2.34
March	32.80	2.80	36.80	1.80
April	32.40	2.01	35.60	1.56
May	27.80	1.81	37.80	1.41
June	34.60	1.94	38.60	1.59
July	33.60	2.05	38.80	1.39
August	31.60	2.00	35.20	1.40
September	30.80	1.60	33.60	1.19

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	361.56	2.35	708.06	3.09
February	352.48	2.26	632.57	2.34
March	305.66	2.80	683.72	1.80
April	298.24	2.01	551.10	1.56
May	247.91	1.81	494.59	1.41
June	278.03	1.94	451.69	1.59
July	265.44	2.05	449.21	1.39
August	263.38	2.00	434.36	1.40
September	256.99	1.60	388.58	1.19

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	211.00	2.35	413.33	3.09
February	212.25	2.26	356.40	2.34
March	168.00	2.80	365.48	1.80
April	149.75	2.01	299.89	1.56
May	130.25	1.81	237.81	1.41
June	147.75	1.94	196.76	1.59
July	140.75	2.05	187.69	1.39
August	138.50	2.00	194.49	1.40
September	164.75	1.60	189.75	1.19

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	0.20	2.35	27.83	3.09
February	0.41	2.26	19.50	2.34
March	0.61	2.80	13.41	1.80
April	0.41	2.01	8.13	1.56
May	2.64	1.81	10.77	1.41
June	5.48	1.94	15.03	1.59
July	5.28	2.05	12.80	1.39
August	4.27	2.00	5.28	1.40
September	0.20	1.60	0.41	1.19

Donovan #33-3	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2010		2009
January
February	39.38	64.98	0	0
March	0	0	0	0
April	0	0	0	0
May	0	0	0	0
June	0	0	0	0
July	89.18	64.54	0	0
August	44.86	65.14	0	0
September	0	0	0	0

Majestic Oil & Gas Operations, Inc’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for the nine month period ended September 30, 2010 were 6,322 MCF compared to 10,063 MCF for the nine month period ended September 30, 2009. The production decrease is a result of natural decline in production over time.  The Company’s Net Share of production volumes from the Donovan Lease were 173.42 BBL for the nine month period ending September 30, 2010.

Our total expenses increased by $54,709 from the $91,851 reported for the nine months ended September 30, 2009 compared to the $146,560 reported for the nine months ended September 30, 2010. Of those expenses, Production (Lifting) Costs increased by $7,005 from $13,189 for the nine months ended September 30, 2009 to $20,194 for the nine months ended September 30, 2010. This increase is directly attributable to the Company’s share of the costs associated with the new Donovan wells.  There was an increase in the Selling, General & Administrative Expenses of $59,333 from the $47,532 reported for the nine month period ended September 30, 2009 compared to the $106,865 reported for the same nine month period in 2010. The primary reason for the increase was an increase of approximately $44,300 in engineering, professional, and consulting fees incurred, which are comprised mainly of legal, accounting, and auditing fees.  Professional fees included the issuance of $42,000 in Company stock for services provided.  In addition, the Company saw a $4,060 in Public Relations costs associated with the design and maintenance of the Company’s new website. Depletion, Depreciation and Amortization decreased by $11,630 from $31,130 reported for the nine month period ended September 30, 2009 compared to the $19,500 reported for the same nine month period in 2010.  This decrease is directly attributable to the decrease in production volumes between the two periods.   As mentioned above, gas revenues for the nine month period decreased as a result of lower production volumes offset by a slightly higher price per MCF and oil sales during the period.

The Company showed a Net Loss of ($120,335) for the nine months ended September 30, 2010. This compares to the Net Loss of ($66,557) for the nine months ended September 30, 2009. The variance between these nine month periods is directly related to the decrease in revenues and volumes during the first three quarters of 2010 and increase in selling, general, & administrative expense as discussed above. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of oil and natural gas prices, which continue to fluctuate dramatically.

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

Drilling Activity

The following table sets forth the results of our drilling activities during the nine months ended September 30, 2010 and 2009:

	Drilling Activity
	Gross Wells			Net Wells
Nine Months ended September 30,	Total	Producing	Dry	Total	Producing	Dry
2010	0	0	0	0	0	0
2009	2	2	0	0.5	0.5	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three and nine month periods ended September 30, 2010 and 2009, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Nine Months ended September 30,	2010	2009
Net Production
Oil (Bbls)	173.42	40.06
Gas (Mcf)	6,322.21	10,063.08

Average Sales Prices
Oil (per Bbl)	$64.89	$53.08
Gas (per Mcf)	$2.09	$1.75

Average Production Cost Per MCF	$5.39	$4.30

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to September 30, 2010, we incurred an accumulated deficit of ($839,026). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal Year Ended December 31, 2002, and $342,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of September 30, 2010, we had $34,921 of current cash available. Our cash resources of $34,921 are not sufficient to satisfy our cash requirements over the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2010 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of September 30, 2010, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MAJESTIC OIL & GAS, INC.

Date: November 16, 2010	By:	/s/ Patrick Montalban
(Authorized Officer/principal Executive Officer, Principal Financial Officer/principal Financial Officer}

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general