Form 10-K
period 2010-12-31
MAJESTIC OIL & GAS
filed 2011-04-15
CIK 1334741

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-accelerated Filer ☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s Common Stock as of December 31, 2010) was approximately $885,600 (based on 4,428,000 shares of common stock outstanding held by non-affiliates on such date). Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of December 31, 2010 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.001 par value, was  9,118,000 shares as of December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Item 1. Description of Business.

Business Development

We were incorporated in Nevada on April 16, 2002 as M2 Group Energy Corporation. On June 21, 2004, we changed our name to Majestic Oil & Gas, Inc. (Majestic). We are authorized to issue 100,000,000 shares of common stock of which 9,918,000 shares are outstanding at December 31, 2010.

We, through our wholly-owned subsidiary, Grizzly Energy, Inc. (Grizzly Energy), own a 25% working interest in a producing gas well on a state of Montana lease located in Section 36-T29N-R5W, Pondera County, Montana (Ludwig/State #36-1). It currently has gas reserves of 21.90 million cubic feet of Proved Net Producing Reserves, which are reserves established based upon actual production. Net Reserves are gross reserves less taxes, royalties and all expenses.

Grizzly Energy acquired the 25% working interest from Altamont Oil and Gas, Inc. (Altamont), a Montana corporation and an affiliate of our President, Mr. Patrick Montalban, in July 2004 for 16,000 shares of Grizzly Energy common stock. Mr. Patrick Montalban owns and manages Altamont and Grizzly Energy. Subseqently in July 2004, Majestic acquired all 16,000 issued and outstanding shares of Grizzly Energy common stock for the issuance of 1,600,000 shares of our common stock. Prior to the sale to Majestic, Altamont incurred $120,000 in the acquisition of a 50% Working Interest in this well with Altamont retaining the remaining 25% interest.

Majestic participated in drilling programs in the Lake Frances Field during 2007 and 2008.  Four successful gas wells have been drilled to-date; the B Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1.  Majestic holds a 25% Working Interest in these four wells and the Company expects to see an increase in production volumes, as a result of these wells. In addition, Majestic participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned, as was the Jody Fields #4-1 well, which was a wildcat oil well.

Majestic entered into a farm-out agreement with Mountain View Energy on September 1, 2009, outlining parameters for Mountain View Energy to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, Montana at its sole cost, risk and expense.    In doing so, Mountain View Energy, would acquire 75% of the Working Interest, while Majestic would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced on the Donovan #33-3 well located in the West Pondera Field, SWNWSE – Section 33-T27N-R4W, Teton County, Montana.  The well was successfully drilled and completed with an initial production of 15 barrels of oil per day with no water.   The producing interval is the Madison/Sun River Dolomite with 20 feet of pay from 2,125’ to 2,145’.

Due to the success of the Donovan #33-3, a second oil well was drilled in the West Pondera Field.  The Donovan #33-2 is located in the SENWSE - Section 33-T27N-R4W, Teton County, Montana.  This oil well was successfully drilled and completed with initial production of 2 to 4 barrels of oil per day.

Majestic entered into a farm-out agreement with Altamont, and subsequently with Hartford Energy, Inc., to conduct the re-entry of the Fields #14-34.  As per the farm-out agreement with Hartford Energy, Inc., the Company retained a 25% Working Interest in this well.  The Fields #14-34 is located in the Loneman Coulee Field, Pondera County, Montana and was completed as a Madison/Sun River oil well with initial production of 5 barrels of oil per day.

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

Estimates of proved reserves may vary and, as a result, revenues from production may vary significantly from our expectations. We base our estimates of our proved oil and natural gas reserves and future net revenues from those reserves upon analyses that rely upon various assumptions, including those required by the Securities and Exchange Commission, as to natural gas prices, taxes, development expenses, capital expenses, operating expenses and availability of funds. There are numerous uncertainties inherent in estimating quantities of reserves of gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves.  Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

Geologic Data

All wells in which the Company has working interests are located in the Lake Frances Prospect (the Prospect). The Prospect is approximately 10,000 acres in oil and gas leases located less than three and one half miles west of the Williams Gas Field which has so far produced 4.7 billion cubic feet of gas. The Lake Frances Field is owned in majority and 100% operated by Altamont.

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

Natural Gas Reserves

Information is presented in this document regarding our estimated proved natural gas reserves as of the dates indicated. All of our reserves are located in the United States. We base our estimates relating to our proved natural gas reserves and future net revenues of natural gas reserves upon reports prepared by Citadel Engineering Ltd, Petroleum Consultants. In accordance with SEC guidelines, we make the standardized and Proved Producing Reserves – 10% discount estimates of future net cash flows from proved reserves using a 12-month average of natural gas prices to estimate reserves for SEC disclosure purposes, which price is then held constant throughout the life of the properties. We based our estimates of proved reserves upon the following 12-month average of prices: Year ended December 31, 2010

Natural gas (per Thousand Cubic Feet)	$2.05

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

At March 31, 2011, the weighted net average price of natural gas we produced sold at prices averaging approximately $2.08 per Thousand Cubic Feet.

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

Oil Sales

As a result of a farm-out agreement between Majestic and Mountain View Energy, the Company retained a 25% Working Interest in two oil wells drilling during the 4th Quarter 2009.  There were no sales from these wells prior to the year ended December 31, 2010.

As per another farm-out agreement between Majestic Oil & Gas, Inc., and Hartford Energy, Inc., the Company saw revenues from the sale of oil from the Fields #14-34 during 2010.

The Company has estimated oil reserves of 6,400 barrels associated with these wells.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for the Company’s shares of common stock. Quotations may be obtained by researching the stock symbol “MJOG.” Various Internet quotation services detail information about daily transaction volume and price. One such service is the OTC Bulletin Board (www.otcbb.com) where a list of market makers is also detailed. The high and low range of actual transactions using the daily ending price, by quarters, for the years 2009 and 2010.

	High	Low
January 1 – March 31, 2009	$0.20	$0.15
April 1 – June 30, 2009	$0.20	$0.16
July 1 – September 30, 2009	$0.15	$0.07
October 1 – December 31, 2009	$0.51	$0.15
January 1 – March 31, 2010	$0.30	$0.20
April 1 – June 30, 2010	$0.26	$0.20
July 1 – September 30, 2010	$0.20	$0.15
October 1 – December 31, 2010	$0.20	$0.15

The above quotations may not reflect inter-dealer prices and should not be considered over-the-counter market quotations as that term is customarily used.

Options, Warrants, Convertible Securities

We have no outstanding warrants, options or convertible securities as of March 31, 2011.

Recent Sale of Securities

During the year ended December 31, 2010, the Company issued a total of 200,000 shares of its common stock in payment of ongoing legal fees associated with compliance with securities law. We valued these shares at $42,000 aggregate, or $.21 per share, based upon market prices on the dates of issuance.

We issued these shares under Section 4(2) of the Securities Act of 1933.  We believed that Section 4(2) of the Securities Act of 1933 was available because:

☐	None of these issuances involved underwriters, underwriting discounts or commissions.
☐	Restrictive legends were and will be placed on all certificates issued as described above.
☐	The distribution did not involve general solicitation or advertising.
☐	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

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

Holders

As of the date of this registration statement, we had 37 holders of record of our common stock.

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

Item 7. Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

The following discussion of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

OVERVIEW

Majestic is engaged in the exploration, development, acquisition and operation of oil and natural gas properties. Because oil and natural gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or oil and natural gas exploration, development and production projects.

Majestic is a development stage company, and as such it is difficult for us to forecast our revenues or earnings accurately. We believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance as we have and will have no backlog of orders. Our operating results in one or more future quarters may fall below investor expectations which, assuming our common stock trades on a recognized market, would almost certainly cause the future trading price of our common stock to decline. You should read the following discussion together with the consolidated financial statements and their accompanying notes, included elsewhere in the report.

Majestic participated in drilling programs in the Lake Frances Field during 2007 and 2008.  Four successful gas wells have been drilled to-date; the B Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1.  Majestic holds a 25% Working Interest in these four wells and the Company expects to see an increase in production volumes, as a result of these wells. In addition, Majestic participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned, as was the Jody Fields #4-1 well, which was a wildcat oil well.

Majestic entered into a farm-out agreement with Mountain View Energy on September 1, 2009, outlining parameters for Mountain View Energy to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, Montana at its sole cost, risk and expense.    In doing so, Mountain View Energy, would acquire 75% of the Working Interest, while Majestic would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced on the Donovan #33-3 well located in the West Pondera Field, SWNWSE – Section 33-T27N-R4W, Teton County, Montana.  The well was successfully drilled and completed with an initial production of 15 barrels of oil per day with no water.   The producing interval is the Madison/Sun River Dolomite with 20 feet of pay from 2,125’ to 2,145’.

Due to the success of the Donovan #33-3, a second oil well was drilled in the West Pondera Field.  The Donovan #33-2 is located in the SENWSE - Section 33-T27N-R4W, Teton County, Montana.  This oil well was successfully drilled and completed with initial production of 2 to 4 barrels of oil per day.

Majestic entered into a farm-out agreement with Altamont, and subsequently with Hartford Energy, Inc., to conduct the re-entry of the Fields #14-34.  As per the farm-out agreement with Hartford Energy, Inc., the Company retained a 25% Working Interest in this well.  The Fields #14-34 is located in the Loneman Coulee Field, Pondera County, Montana and was completed as a Madison/Sun River oil well with initial production of 5 barrels of oil per day.

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities.  During the course of 2010, Majestic saw a significant decrease in the price received per MCF at a high of $3.05 and a low of $1.60, as detailed under “Results of Operation.”  To-date in 2011, the Company received a high of $2.15 per MCF and a low of $2.00 per MCF.  The current trend shows a continued decline in pricing.  The price we receive for our production directly affects the amount of revenues we generate, which in turn affects the Company’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Year ended December 31, 2010 vs. Year ended December 31, 2009:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue	$46,596	$28,458
Expenses	$176,265	$123,335
Net Loss	$(129,669)	$(94,877)

Revenues for the year ended December 31, 2010 were $46,596 compared to $28,458 for the year ended December 31, 2009.  The increase in revenues is a result of oil sales from the Donovan Lease and increase in oil production and higher price per BBL on the Joy Fields well.  Oil sales were offset by a decrease in gas production between the two years.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	185.83	2.90	231.21	3.09
February	157.37	3.05	211.20	2.34
March	175.93	2.80	218.83	1.80
April	168.92	2.01	194.49	1.56
May	150.56	1.81	207.28	1.41
June	169.13	1.94	198.83	1.59
July	168.51	2.05	211.41	1.39
August	167.06	2.00	201.92	1.40
September	161.29	1.60	190.58	1.19
October	158.40	1.85	188.93	1.37
November	144.38	1.80	175.93	2.35
December	160.88	2.05	192.02	2.26

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	47.03	2.90	110.14	3.09
February	34.86	3.05	71.16	2.34
March	43.11	2.80	56.72	1.80
April	43.31	2.01	44.76	1.56
May	40.01	1.81	47.23	1.41
June	38.57	1.94	47.64	1.59
July	44.34	2.05	49.50	1.39
August	44.14	2.00	47.85	1.40
September	43.31	1.60	44.76	1.19
October	43.31	1.85	46.41	1.37
November	30.82	1.80	47.64	2.35
December	36.09	2.05	47.64	2.26

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	35.00	2.90	38.80	3.09
February	28.40	3.05	33.80	2.34
March	32.80	2.80	36.80	1.80
April	32.40	2.01	35.60	1.56
May	27.80	1.81	37.80	1.41
June	34.60	1.94	38.60	1.59
July	33.60	2.05	38.80	1.39
August	31.60	2.00	35.20	1.40
September	30.80	1.60	33.60	1.19
October	30.40	1.85	33.40	1.37
November	27.40	1.80	33.80	2.35
December	31.20	2.05	31.00	2.26

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	348.15	2.90	708.06	3.09
February	277.20	3.05	632.57	2.34
March	305.66	2.80	683.72	1.80
April	298.24	2.01	551.10	1.56
May	247.91	1.81	494.59	1.41
June	278.03	1.94	451.69	1.59
July	265.44	2.05	449.21	1.39
August	263.38	2.00	434.36	1.40
September	256.99	1.60	388.58	1.19
October	246.68	1.85	369.60	1.37
November	193.88	1.80	361.56	2.35
December	240.28	2.05	352.48	2.26

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	199.50	2.90	413.33	3.09
February	148.25	3.05	356.40	2.34
March	168.00	2.80	365.48	1.80
April	149.75	2.01	299.89	1.56
May	130.25	1.81	237.81	1.41
June	147.75	1.94	196.76	1.59
July	140.75	2.05	187.69	1.39
August	138.50	2.00	194.49	1.40
September	164.75	1.60	189.75	1.19
October	132.00	1.85	185.21	1.37
November	118.50	1.80	174.08	2.35
December	136.00	2.05	175.11	2.26

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2010		2009
January	-	2.90	27.83	3.09
February	-	3.05	19.50	2.34
March	0.61	2.80	13.41	1.80
April	0.41	2.01	8.13	1.56
May	2.64	1.81	10.77	1.41
June	5.48	1.94	15.03	1.59
July	5.28	2.05	12.80	1.39
August	4.27	2.00	5.28	1.40
September	0.20	1.60	0.41	1.19
October	1.22	1.85	0.41	1.37
November	0.20	1.80	0.20	2.35
December	-	2.05	0.41	2.26

Donovan #33-3	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2010		2009
January	-	-	-	-
February	39.38	64.98	-	-
March	-	-	-	-
April	-	-	-	-
May	-	-	-	-
June	-	-	-	-
July	67.02	64.54	-	-
August	29.69	65.14	-	-
September	-	-	-	-
October	47.49	64.54	-	-
November	-	-	-	-
December	31.30	76.24	-	-

Donovan #33-2	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2010		2009
January	-	-	-	-
February	-	-	-	-
March	-	-	-	-
April	-	-	-	-
May	-	-	-	-
June	-	-	-	-
July	22.16	64.54	-	-
August	15.17	65.14	-	-
September	-	-	-	-
October
November
December	13.22	76.24

Fields #14-34	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2010		2009
January	-	-	-	-
February	-	-	-	-
March	-	-	-	-
April	-	-	-	-
May	-	-	-	-
June	-	-	-	-
July	-	-	-	-
August	-	-	-	-
September	-	-	-	-
October	33.73	68.29	-	-
November	-	-	-	-
December	35.16	77.05	-	-

Majestic’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for the year ended December 31, 2010 were 7,849 MCF compared to 12,479 MCF for the year ended December 31, 2009. The production decrease is a result of natural decline in production over time.  The Company’s Net Share of production volumes from the Donovan Leases were 226.05 BBL and 68.89 BBL from the Jody Fields well for the year ending December 31, 2010.

The Company’s total expenses increased by $52,910 from $123,355 reported for the year ended December 31, 2009 compared to $176,265 reported for the year ended December 31, 2010. Of those expenses, Production (Lifting) Costs increased by $15,127 from $15,857 for the year ended December 31, 2009 to $30,984 for the year ended December 31, 2010. This increase is directly attributed to the Company’s share of the costs associated with the new Donovan wells, which included a $5,500 increase in production taxes and royalties.  There was an increase in Selling, General & Administrative Expenses of $47,643 from $72,038 reported for the year ended December 31, 2009 compared to $119,681 for the year ended December 31, 2010. The increase is attributed to professional and consulting fees, which are comprised of legal, accounting and auditing fees.  For the year ended December 31, 2010 professional fees include the issuance of 200,000 shares in Company stock for a total expense of $42,000.  During 2010 the Company incurred approximately $4,000 in expense associated with the design and maintenance of a new website and engineering fees increased $4,000.  Depletion, Depreciation and Amortization decreased by $9,840 from $35,440 reported for the year ended December 31, 2009 compared to $25,600 reported for the year ended December 31, 2010.  This decrease is directly attributed to the decrease in gas production volumes, offset by increased oil production volumes, between the two years.

The Company showed a Net Loss of ($129,669) for the year ended December 31, 2010. This compares to the Net Loss of ($94,877) for the year ended December 31, 2009. The variance between the two years is directly related to the decrease in gas production volumes and an increase in selling, general, & administrative expense as discussed above. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, the Company’s revenues are subject to the volatility of oil and natural gas prices, which continue to fluctuate dramatically.

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

Drilling Activity

The following table sets forth the results of our drilling activities during the year ended December 31, 2010 and 2009:

	Drilling Activity
	Gross Wells			Net Wells
Years ended December 31,	Total	Producing	Dry	Total	Producing	Dry
2010	0	0	0	0	0	0
2009	2	2	0	0.50	0.50	0

Net Production, Average Sales Price and Average Production Costs (Lifting)

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the years ended December 31, 2010 and 2009, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Years Ended December 31,	2010	2009
Net Production:
Oil (Bbls)	334.32	40.06
Gas (Mcf)	7,849	12,479

Average Sales Prices:
Oil (per Bbl)	$68.76	$53.08
Gas (per Mcf)	$2.10	$1.99

Average Production Cost Per MCF	$5.88	$4.03

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to December 31, 2010, we incurred an accumulated deficit of ($848,360). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal Year Ended December 31, 2002, and $406,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of December 31, 2010, we had $23,200 of current cash available. Our cash resources of $23,200 are not sufficient to satisfy our cash requirements over the next 12 months.

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

COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into an operating agreement with Altamont, through which Altamont will operate the wells in which we have acquired a working interest. Our share of monthly operating costs will be deducted from our monthly share of production revenue.

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

Majestic entered into a farm-out agreement with Mountain View Energy on September 1, 2009, outlining parameters for Mountain View Energy to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, Montana at its sole cost, risk and expense.    In doing so, Mountain View Energy would acquire 75% of the Working Interest, while Majestic would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND
INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2010

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)

Table of Contents

Page

INDEPENDENT AUDITORS’ REPORT	F-1

CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheets	F-2
Operations	F-3
Changes in Stockholders’ Equity	F-4
Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 through F-13

SUPPLEMENTAL INFORMATION
Disclosures about Oil and Gas Producing Activities and Properties - Unaudited	F-14 through F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Majestic Oil and Gas, Inc.
(A development stage enterprise)
Cut Bank, Montana

We have audited the consolidated balance sheets of Majestic Oil and Gas, Inc. (a development stage enterprise - the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the period from Inception (April 16, 2002) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Majestic Oil and Gas Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and cash flows for the years then ended and the period from Inception (April 16, 2002) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Richey, May & Co., LLP

Englewood, Colorado
April 15, 2011

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Cash and cash equivalents	$23,200	$110,701
Trade receivables	19,780	5,823

Total current assets	42,980	116,524

PROPERTY AND EQUIPMENT
Oil and gas properties, using the full cost pool method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	213,852	202,531
Less accumulated depletion, amortization and impairment	(189,200)	(164,000)

Net property and equipment	480,546	494,425

OTHER ASSETS
Website development costs (less accumulated amortization)	-	400

Total other assets	-	400

Total assets	$523,526	$611,349

LIABILITIES
Accounts payable	$475	$5,028
Production taxes and royalties payable	5,818	1,379
Well settlement payable	22,919	22,959

Total current liabilities	29,212	29,366

Asset retirement obligation	8,879	8,879

Total liabilities	38,091	38,245

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized, 100,000,000 shares
Issued and outstanding, 9,118,000 in 2010 and 8,918,000 shares in 2009	1,314,500	1,272,500
Additional paid in capital	19,295	19,295
Deficit accumulated during the development stage	(848,360)	(718,691)

	485,435	573,104

Total liabilities and stockholders' equity	$523,526	$611,349

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2010

			Inception
	Year Ended	Year Ended	(April 16, 2002)
	December 31,	December 31,	to December 31,
	2010	2009	2010

REVENUE	$46,596	$28,458	$502,273

PRODUCTION (LIFTING) COSTS	30,984	15,857	170,947
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION, AMORTIZATION & IMPAIRMENT	25,600	35,440	191,700

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	(9,988)	(22,839)	135,764

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	119,681	72,038	984,124

NET LOSS	$(129,669)	$(94,877)	$(848,360)

EARNINGS PER SHARE

Net loss, basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	9,036,082	7,952,959

Adjusted weighted average shares	9,036,082	7,952,959

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2010

					Deficit
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2007	6,240,000	$624,000	$-	$-	$(300,109)	$323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock issued	300,000	150,000	-	-	-	150,000
Warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net loss	-	-	-	-	(323,705)	(323,705)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	21,295	(2,000)	(623,814)	550,981

Common stock issued for services	100,000	16,000	-	-	-	16,000
Common stock issued	1,010,000	101,000	-	-	-	101,000
Elimination of subscription receivable	-	-	(2,000)	2,000	-	-
Net loss	-	-	-	-	(94,877)	(94,877)

BALANCE, DECEMBER 31, 2009	8,918,000	1,272,500	19,295	-	(718,691)	573,104

Common stock issued for services	200,000	42,000	-	-	-	42,000
Net loss	-	-	-	-	(129,669)	(129,669)

BALANCE, DECEMBER 31, 2010	9,118,000	$1,314,500	$19,295	$-	$(848,360)	$485,435

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009,
AND THE PERIOD FROM INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2010

			Inception
			(April 16, 2002)
	Year Ended	Year Ended	to
	December 31,	December 31,	December 31,
	2010	2009	2009
OPERATING ACTIVITIES
Net loss	$(129,669)	$(94,877)	$(848,360)
Charges and credits to net loss not affecting cash
Depletion and amortization	25,600	35,440	191,700
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	42,000	16,000	230,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	(13,957)	18,247	(19,780)
Accounts payable and well settlement payable	(4,593)	22,279	23,394
Production taxes and royalties payable	4,439	(3,030)	5,818

NET CASH USED IN OPERATING ACTIVITIES	(76,180)	(5,941)	(95,933)

INVESTING ACTIVITIES

Website development	-	-	(2,500)
Additions to property and equipment	(11,321)	(64,148)	(500,867)

NET CASH USED IN INVESTING ACTIVITIES	(11,321)	(64,148)	(503,367)

FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants	-	101,000	622,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	101,000	622,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(87,501)	30,911	23,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,701	79,790	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,200	$110,701	$23,200

See notes to consolidated financial statements.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Principal Business Activity and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Majestic Oil & Gas, Inc. (the Company) and its wholly owned subsidiary, Grizzly Energy, Inc.  All material inter-company transactions and balances between the entities have been eliminated.

The Company is a development stage enterprise and its operations consist of oil and natural gas development and production in the Rocky Mountain region. The financial statements and notes to the financial statements are the representation of the Company’s management, who is responsible for their integrity and objectivity. The accounting polices of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage enterprises.

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
DECEMBER 31, 2010 AND 2009

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

Trade Receivables

The Company is subject to credit risk associated with the purchases of its produced oil and natural gas. Exposure to this risk is controlled through credit approvals and monitoring procedures. Collateral is not required. The Company believes all trade receivables currently outstanding are collectible, accordingly, no allowance for doubtful accounts has been established.

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

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the expected undiscounted future cash flows from the use of the assets and their eventual disposition are less than the carrying amount of the assets, an impairment loss is recognized and measured using the assets’ fair value or discounted cash flows.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

Earnings per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  There were no outstanding common stock warrants and options in 2010 and 2009, that would create dilution.

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

Website Development Costs

The Company has capitalized the costs associated with development of its website, and amortized the cost over a three year period.  Website development costs were fully amortized during 2010.

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
DECEMBER 31, 2010 AND 2009

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

During the years ended December 31, 2010 and 2009, the Company did not make any stock option awards.

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

NOTE 3 - NON-CASH TRANSACTIONS

During the year ended December 31, 2010, the Company issued a total of 200,000 shares of its common stock in payment of ongoing legal fees associated with compliance with securities law. This resulted in a $42,000 charge to legal expense during the year ended December 31, 2010.  Payment of ongoing legal fees with Company common stock resulted in charges to legal expense of $16,000 and $230,000 during the year ended December 31, 2009 and the period from inception (April 16, 2002) through December 31, 2010, respectively.

NOTE 4 - COMMON STOCK WARRANTS

The Company has in the past issued common stock warrants to stockholders that purchased common stock from the Company for cash. These warrants entitle the holders to purchase additional shares of common stock from the Company. During the years ended December 31, 2010 and 2009 no warrants were issued, and during the period from inception (April 16, 2002) through December 31, 2010 a total of 1,390,000 warrants were issued.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5 - RELATED PARTY TRANSACTIONS

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership, is the operator of the wells in which the Company owns its working interests.  As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. Currently, all revenue earned by the Company is received from Altamont. As of December 31, 2010 and 2009, the Company had an outstanding receivable from Altamont of $19,780 and $5,823, respectively, for oil and gas sales, and payables to Altamont of $5,818 and $1,379, respectively, for production taxes and royalties, and $22,919 and $22,959, respectively, for well settlement charges.

During 2007, the Company entered into a Farm-out Agreement with Altamont to conduct a 10-well natural gas development program.  This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana.

NOTE 6 - INCOME TAXES

The effective income tax rate differs from the U.S. Federal statutory income tax rate due to the following:

	2010	2009

Federal statutory income tax rate	34.00%	34.00%
State income tax rate	6.75%	6.75%
Valuation allowance	-40.75%	-40.75%

Effective tax rate	0.00%	0.00%

The sources of temporary differences resulting in deferred tax assets and deferred tax liabilities are as follows:

	2010	2009
Deferred tax assets
Federal and state net operating loss carry-forwards	$262,000	$218,100
Organizational costs	-	2,300
Total deferred tax assets	262,000	220,400
Deferred tax liabilities
Oil and gas properties and related equipment	(99,000)	(95,000)
Total deferred tax liabilities	(99,000)	(95,000)
Net deferred tax asset	163,000	125,400
Less: valuation allowance	(163,000)	(125,400)
Deferred tax liability	$-	$-

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

During the years ended December 31, 2010 and 2009, the Company recorded valuation allowances that reduced the total deferred tax assets to zero. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that the carry-forwards are expected to be available to reduce taxable income. Because the Company is in the development stage, and may not achieve its desired level of profitability in its intended area of operation, a valuation allowance has been established that reduces the deferred tax asset to zero in all periods presented. There was no other activity in the valuation allowance during the years ended December 31, 2010 and 2009, or during the period from inception (April 16, 2002) to December 31, 2010.

Operating loss carry-forwards totaled approximately $786,000 as of December 31, 2010 and for tax purposes expire in the years 2027 through 2030.

NOTE 7 - STOCK OPTIONS

Although the Company does not have a formal stock option plan, all options granted in the past have been approved by the Board of Directors.

The Company granted a non-qualified stock option to buy 125,000 shares at $0.38 per share to a member of the Company’s Board of Directors on August 9, 2007.  These options expired on August 9, 2008, without being exercised. The Company recorded a total of $21,295 for stock compensation expense.  There are no outstanding or exercisable shares as of December 31, 2010 and 2009

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On July 1, 2004, the Company entered into an operating agreement with Altamont, through which Altamont will operate the wells in which the Company has acquired a working interest. The payments received, from Altamont, by the Company for its share of monthly production revenue are net of its share of monthly operating costs and production royalty payments.

NOTE 9 - OIL AND GAS PROPERTY ACQUISITIONS

During the year ended December 31, 2007, the Company entered into a Farm-out Agreement with Altamont and Numbers, Inc., an entity whose owner is a member of the Board of Directors of the Company, to drill a 10-well natural gas development program.  This development program will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana.  The locations for the development program were determined from information gathered from a geological and engineering study.  The surveying of each location and the permitting of each drill site with the Montana Board of Oil & Gas is currently being completed.  The Company will receive 100% of the revenues until the drilling and completion costs have been recovered, at which time the Company's interest will revert to 50%. No wells have yet been drilled under this agreement.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

The Company acquired a variety of oil and gas leases during the years ended December 31, 2010 and 2009, both from unrelated third parties and from Altamont. These leases are for future oil and gas development and are not part of any current drilling program. The amount paid to Altamont was the same amount originally paid by Altamont to acquire the leases.

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31:

	2010	2009
Proved properties:
Capitalized costs	$455,894	$455,894
Less accumulated depletion, depreciation, amortization and impairment	(189,200)	(164,000)
Net capitalized costs - proved properties	$266,694	$291,894
Unproved properties
Capitalized costs	213,852	202,531
Net capitalized costs	$480,546	$494,425

Under the full cost method, depletion is computed on the units of production method based on proved reserves, or upon reasonable estimates where proved reserves have not been established due to the recent commencement of production. Depletion expense recognized was $25,200 and $34,600 for the years ended December 31, 2010 and 2009, respectively, and $190,440 for the period from inception (April 16, 2002) through December 31, 2010.

The unproved properties include a variety of lease acquisitions in Pondera County, and costs associated with an exploratory oil well in Pondera County which has not been completed. These capitalized costs associated with unproved properties have been excluded from amortization, and we do not know when they will be completed and added to the amortization base.

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

The Company recognizes the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. As of December 31, 2010 and 2009, an asset retirement obligation of $8,879 was recorded, and a corresponding amount was included in the full cost pool. No accretion expense was recorded during the years ended December 31, 2010 and 2009, as it was not considered to be significant. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

The following table presents the Company’s current asset retirement obligation activity in 2010:
Asset retirement obligations at December 31, 2009	$8,879
Liabilities incurred during the year
Liabilities settled during the year	-
Accretion expense	-

Asset retirement obligations at December 31, 2010	$8,879

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2010, 2009 and the period from inception (April 16, 2002) to December 31, 2010:
			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2010	2009	December 31, 2010
Oil and gas sales	$46,596	$28,458	$502,273
Production costs	(30,984)	(15,857)	(170,947)
Exploration expenses	-	-	(3,862)
Depletion, depreciation and amortization	(25,600)	(35,440)	(190,440)

	$(9,988)	$(22,839)	$137,024

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY

SUPPLEMENTARY INFORMATION

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES -
UNAUDITED
DECEMBER 31, 2010 AND 2009

OIL AND GAS PRODUCING ACTIVITIES AND PROPERTIES

Net capitalized costs related to the Company’s oil and gas producing activities are summarized as follows as of December 31:

	2010	2009
Proved properties:
Capitalized costs	$455,894	$455,894
Less accumulated depletion, depreciation, amortization and impairment	(189,200)	(164,000)
Net capitalized costs - proved properties	$266,694	$291,894
Unproved properties
Capitalized costs	213,852	202,531
Net capitalized costs	$480,546	$494,425

Costs incurred in oil and gas property acquisition, exploration and development activities, including capital expenditures are summarized as follows for the years ended December 31, 2010, 2009, and the period from inception (April 16, 2002) to December 31, 2010:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2010	2009	December 31, 2010

Property acquisition costs:
Proved	$-	$-	$192,187
Unproved	11,321	64,148	213,852
Exploration costs	-	-	13,335
Development costs	-	-	241,493
Asset retirement obligation	-	-	8,879

	$11,321	$64,148	$669,746

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES -
UNAUDITED
DECEMBER 31, 2010 AND 2009

The Company’s results of operations from oil and gas producing activities (excluding corporate overhead and financing costs) are presented below for the years ended December 31, 2010 and 2009, and the period from inception (April 16, 2002) to December 31, 2010:

			Period From
	Year	Year	Inception
	Ended	Ended	(April 16, 2002)
	December 31,	December 31,	to
	2010	2009	December 31, 2010
Oil and gas sales	$46,596	$28,458	$502,273
Production costs	(30,984)	(15,857)	(170,947)
Exploration expenses	-	-	(3,862)
Depletion, depreciation and amortization	(25,600)	(35,440)	(190,440)

	$(9,988)	$(22,839)	$137,024

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

The reserve information presented below is based upon reports prepared by the independent petroleum engineering firm of Citadel Engineering Ltd. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of mature producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

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

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES -
UNAUDITED
DECEMBER 31, 2010 AND 2009

Presented below is a summary of the changes in estimated proved reserves of the Company for the years ended December 31:

	2010		2009
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Proved reserves:
Beginning of the year	6,518	69,204	-	109,448
Revisions of previous estimates	192	7,772	-	(27,805)
Improved recovery	-	-	-	-
Purchases of reserves in place	-	-	-	-
Extensions and discoveries	-	-	6,558	-
Production	(334)	(7,849)	(40)	(12,439)
Sales of reserves in place	-	-	-	-

End of the year	6,376	69,127	6,518	69,204

All of the proved reserves currently owned by the Company are proved developed reserves. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

	2010	2009
Standardized Measure of Discounted Future
Net Cash Flows:
Future cash inflows	$628,000	$549,000
Future production costs	(80,000)	(87,000)
Future development costs	(6,000)	(6,000)
Future income tax expenses	(58,000)	(51,000)

Future net cash flows	484,000	405,000

10% annual discount for estimated timing of cash flows	(166,000)	(154,000)

Standardized measures of discounted future net cash flows relating to proved oil and gas reserves	$318,000	$251,000

MAJESTIC OIL & GAS, INC. AND SUBSIDIARY
(A Development Stage Company)
SUPPLEMENTARY INFORMATION
DISCLOSURE OF OIL & GAS PRODUCING ACTIVITIES AND PROPERTIES -
UNAUDITED
DECEMBER 31, 2010 AND 2009

The following reconciles the standardized measure of discounted future net cash flow during 2010 and 2009:
	2010	2009
Beginning of the year	$251,000	$274,000
Net change in prices and production costs	59,000	(127,000)
Extensions and discoveries	-	200,000
Revision of previous estimates	24,000	(81,000)
Net change in estimated future development costs	-	(2,000)
Sales of oil and gas produced, net of production costs	(16,000)	(13,000)

End of the year	$318,000	$251,000

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses: The material weakness relates to the lack of segregation of duties in that our CEO and CFO are the same person.  In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee or independent CEO to monitor or review the work performed. The lack of segregation of duties results from lack of a separate Chief Financial Officer with accounting technical expertise necessary for an effective system of internal control.  We are, in fact, a small, relatively simple operation from a financial point of view. In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. To mitigate further this material weakness to the fullest extent possible, although our CEO/CFO has identified the financial reporting risks and the controls and address and monitors the controls on an ongoing basis, our outside accounting firm that is not our audit firm performed direct tests of our internal controls and procedures in place during the year ended December 31, 2010 to identify material weaknesses that in its opinion need to be addressed. No material weaknesses, other than the material weakness identified above, were identified as a result of this testing. Finally, as soon as our finances allow, we will hire an independent Chief Financial Officer.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None—Not Applicable

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position
Patrick M. Montalban	53	President, CEO and Director
Danny M. Mitchell	82	Corporate Secretary and Director
Bruce D. Hirsche	62	Director

Mr. Patrick M. Montalban has been our President, CEO, and director since our inception. He has been President, CEO and director of our wholly-owned subsidiary Grizzly Energy Inc. from August 2002 to date. He has been President, CEO and director of Altamont Oil and Gas which owns and operates gas producing wells in Montana from April 1999 to date. From September 2000 to January 2002 he was Director, President and CEO of Mountain View Energy Ltd. a publicly listed oil and gas company on the CDNX. From January 1999 to date, he has been Vice-President of Exploration and Production and Director for Montalban Oil & Gas Operations, Inc., a company primarily engaged in the business of the exploration and production of oil and gas properties. Previously, Mr. Montalban was a director, Executive Vice President and Chief Operating Officer of Quicksilver Resources, Inc., formerly MSR Exploration Ltd., and predecessor companies from July 1983 to January 1999. Between January, 1990 and January, 1999, Mr. Montalban was director, President and Chief Operating Officer of Gypsy Highview Gathering System Inc., a gas gathering, compression and pipeline company and subsidiary of Quicksilver Resources Inc. Mr. Montalban is currently a director of Great Northern Drilling Company a private oil and gas company. He is a petroleum geologist who obtained a BA in Geology from the University of Montana in 1981. He devotes 50% of his time to our business.

As a member of the Board, Mr. Montalban contributes his expertise gained through his many years of experience in the Industry.   Mr. Montalban also brings his executive leadership, management and financial experience to the Board.   In addition to being a member of the Board, Mr. Montalban also acts as President & CEO of the Company, lending his extensive knowledge of all aspects of the Oil and Gas Industry to develop corporate strategy and guide business operations.

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

As a Director, Mr. Mitchell brings his many years of experience in the Industry to the Board, having drilled and operated numerous wells over the course of his career.   In addition, he contributes his knowledge and management experience gained through his many years as a business owner and operator.

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

As a Director, Mr. Hirsche brings an extensive knowledge of securities and corporate law to the Board.  He has also served as a Director on a number of Boards, gaining knowledge and expertise in corporate development and business operations.

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

Legal matters

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.
•
•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

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

Item 11. Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer for the years ended December 31, 2010 and 2009.

Name	Title	Year	Salary	Bonus	Stock awards	Option Awards *	Non- equity Incentive plan compensation	Non qualified deferred compensation	All other Compensation	Total
Patrick Montalban	President	2009	0	0	0	0	0	0	0	0
Patrick Montalban	President	2010	0	0	0	0	0	0	0	0

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END December 31, 2010
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

•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Year ended December 31, 2010	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick M. Montalban	0	0	0	0	0	0	0	0
Dan Mitchell	0	0	0	0	0	0	0	0
Bruce D. Hirsche	0	0	0	0	0	0	0	0

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

Name and Address	Number of Shares of Common Stock	Percentage
Patrick M. Montalban [1] P.O Box 488 Cut Bank, Montana 59427	4,600,000	51.6
Danny Mitchell P.O Box 488 Cut Bank, Montana 59427	90,000	1.0
All officers and directors as a group [three persons]	4,690,000	52.6

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 9,118,000 shares of common stock outstanding as of December 31, 2010.

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

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners. Currently, all revenue earned by the Company is received from Altamont. As of December 31, 2010 and 2009, the Company had an outstanding receivable from Altamont of $19,780 and $5,823, respectively, for oil and gas sales, and payables to Altamont of $5,818 and $1,379, respectively, for production taxes and royalties, and $22,919 and $22,959, respectively, for well settlement charges.

During 2007, the Company entered into a Farm-out Agreement with Altamont to conduct a 10-well natural gas development program. This development program is still pending and will involve the drilling of 5 wells in the Lake Frances Gas Field and 5 wells in the Williams Gas Field, located in Pondera County, Montana.

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

Audit Fees

Audit fees paid during:
The year ended December 31, 2010:	$24,272
The year ended December 31, 2009:	$23,760

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

Majestic Oil & Gas, Inc.

Title	Name	Date	Signature

Principal Executive
Officer	Patrick Montalban	April 15, 2011	/s/ Patrick Montalban

Principal Accounting	Patrick Montalban	April 15, 2011	/s/ Patrick Montalban
Officer

Principal Financial
Officer	Patrick Montalban	April 15, 2011	/s/ Patrick Montalban

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Patrick Montalban	Patrick Montalban	Director	April 15, 2011
/s/ Bruce Hirsche	Bruce Hirsche	Director	April 15, 2011
/s/ Danny Mitchell	Danny Mitchell	Director	April 15, 2011