Form 10-Q
period 2011-03-31
MAJESTIC OIL & GAS
filed 2011-05-18
CIK 1334741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☒

As of May 1, 2011, there were 9,118,000 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31
	UNAUDITED	2010
ASSETS
Cash and cash equivalents	$21,100	$23,200
Trade receivables	8,213	19,780

Total Current Assets	29,313	42,980

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	455,894	455,894
Properties not subject to amortization	214,307	213,852
Less accumulated depletion, amortization and impairment	(194,100)	(189,200)

Net Oil and Gas Properties	476,101	480,546

Total Assets	$505,414	$523,526

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$8,367	$475
Production taxes and royalties payable	1,816	5,818
Well settlement payable	23,177	22,919

Total Current Liabilities	33,361	29,212

Asset retirement obligation	8,879	8,879

Total Liabilities	42,240	38,091

STOCKHOLDERS' EQUITY
Common stock, no par value-
Authorized Shares - 100,000,000
Issued & Outstanding: 9,118,000 shares at March 31, 2011;	1,314,500	1,314,500
9,118,000 at December 31, 2010
Additional paid in capital	19,295	19,295
(Deficit) accumulated during the development stage	(870,621)	(848,360)

Total Stockholders' Equity	463,174	485,435

Total Liabilities & Stockholders' Equity	$505,414	$523,526

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Inception
	Ended	Ended	(April 16, 2002)
	March 31,	March 31,	March 31,
	2011	2010	2011
	UNAUDITED	UNAUDITED	UNAUDITED
REVENUE	$8,213	$6,821	$510,486

PRODUCTION (LIFTING) COSTS	5,339	5,334	176,287
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	4,900	6,710	196,600

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	(2,026)	(5,223)	133,737

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	20,235	14,283	1,004,359

NET (LOSS)	$(22,261)	$(19,506)	$(870,621)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	9,118,000	8,918,000
Diluted potential shares - stock warrants	-	-

Adjusted weighted average shares	9,118,000	8,918,000

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				(Deficit)
				Accumulated
			Additional	During
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total
BEGINNING BALANCE, INCEPTION (APRIL 16, 2002) TO DECEMBER 31, 2004	-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	624,000
Net (loss)	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	(346,422)	277,578
Common stock issued	-	-	-	-	-
Net income	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	(280,041)	343,959
Common stock issued	-	-	-	-	-
Net (loss)	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	(300,109)	323,891
Common stock issued for services	330,000	147,000	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	-	234,500
Common stock options issued	-	-	19,295	-	19,295
Net (loss)	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	19,295	(555,134)	469,661
Common stock issued	300,000	150,000	-	-	150,000
Net (loss)	-	-	-	(68,680)	(68,680)

BALANCE, DECEMBER 31, 2008	7,808,000	1,155,500	19,295	(623,814)	550,981
Common stock issued for services	100,000	16,000	-	-	16,000
Common stock issued	1,010,000	101,000	-	-	101,000
Net (loss)				(94,877)	(94,877)

BALANCE, DECEMBER 31, 2009	8,918,000	1,272,500	19,295	(718,691)	573,104
Common stock issued for services	200,000	42,000	-	-	42,000
Net (loss)	-	-	-	(129,669)	(129,669)

BALANCE, DECEMBER 31, 2010	9,118,000	1,314,500	19,295	(848,360)	485,435
Net (loss) for the three months	-	-	-	(22,261)	(22,261)

BALANCE, March 31, 2011	9,118,000	$1,314,500	$19,295	$(870,621)	$463,174

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Three Months	Three Months	(April 16, 2002)
	Ended	Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011
	UNAUDITED	UNAUDITED	UNAUDITED
OPERATING ACTIVITIES
Net (loss)	$(22,261)	$(19,506)	$(870,621)
Changes and credits to net (loss) not affecting cash		-
Depletion and amortization	4,900	6,710	196,600
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	230,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	11,566	(998)	(8,213)
Accounts payable	8,150	(2,189)	31,545
Production taxes & royalties payable	(4,002)	241	1,816

NET CASH (USED FOR) OPERATING ACTIVITIES	(1,645)	(15,742)	(97,578)

INVESTING ACTIVITIES
Website development	-	-	(2,500)
Additions to oil and gas properties	(455)	(747)	(501,322)

NET CASH (USED FOR) INVESTING ACTIVITIES	(455)	(747)	(503,822)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	251,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	622,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,100)	(16,489)	21,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,200	110,701	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,100	$94,212	$21,100

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business Activity and Basis of Presentation

Principal Business Activity and Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of Majestic Oil & Gas, Inc. (the Company) and its wholly owned subsidiary, Grizzly Energy, Inc.  All material inter-company transactions and balances between the entities have been eliminated.

Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the entire year.

We have prepared the interim consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe the disclosures made are adequate to make the information not misleading and recommend that these condensed financial statements be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 31, 2010.

Note 2 - Basis of Accounting

The accompanying interim consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business. As shown in the accompanying condensed balance sheet the Company has an accumulated deficit of ($870,621) through March 31, 2011. This and other factors may indicate that the Company may be unable to continue in existence. The Company's financial statements do not include any adjustments related to the realization of the carrying value of assets or the amounts and classification of liabilities that might be considered necessary should the Company be unable to continue in existence. The Company's ability to establish itself as a going concern is dependent upon its ability to obtain additional financing in order to fund exploration and development activities of oil and gas interests and, ultimately, to achieve profitable operations. Management believes that it can be successful in obtaining either debt or equity financing that will enable the Company to continue in existence and establish itself as a going concern.

These interim financial statements are prepared using the significant accounting policies disclosed in the Company's December 31, 2010 annual audited financial statements.

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

During the three month period ending March 31, 2011 and 2010, the Company did not make any stock option awards.

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

Earnings per Share of Common Stock

Basic earnings per share is determined using net income divided by the weighted average shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  There were no outstanding common stock warrants and options for the three months ended March 31, 2011 and 2010, that would create dilution.

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

Note 4 - Asset Retirement Obligations

The Company recognizes the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s retirement obligations are related to plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.  The estimated future cost to plug and abandon the Company's gas wells was estimated to be $8,879 as of March 31, 2011 and December 31, 2010. The estimated liability is based on historical experience in plugging and abandoning wells, estimated cost to plug and abandon wells in the future and federal and state regulatory requirements.

Note 5 - Related Party Transactions

Altamont Oil & Gas, Inc. (Altamont), an entity related through common ownership and management, is the operator of the wells in which the Company owns its working interests. As the operator of the wells, Altamont is responsible for remitting production taxes to the taxing authorities and royalty payments to the royalty interest owners.  The Company had an outstanding receivable from Altamont of $8,213 and $19,780 for oil and gas sales, and a payable to Altamont of $1,816 and $5,818 for production taxes and royalties as of March 31, 2011 and December 31, 2010. The Company also received an Authorization for Expenditure (AFE) for its share of costs associated with the Jody Fields #4-1 well, which remains under development as of March 31, 2011. The Company paid $5,547 to Altamont for development costs, and has a payable to Altamont of $23,177 for its remaining share of the AFE.

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

OVERVIEW

Majestic Oil & Gas, Inc. (Majestic) is engaged in the exploration, development, acquisition and operation of oil and natural gas properties. Because oil and natural gas exploration and development requires significant capital and because our assets and resources are limited, we participate in the gas industry through the purchase of interests in either producing wells or oil and natural gas exploration, development and production projects.

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

Majestic participated in drilling programs in the Lake Frances Field during 2007 and 2008.  Four successful gas wells have been drilled to-date; the B Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1.  Majestic holds a 25% Working Interest in these four wells and Majestic expects to see an increase in production volumes, as a result of these wells. In addition, Majestic participated in the drilling of the Vandenbos #19-2 and the Jody Fields #4-1. The Vandenbos #19-2 well was subsequently plugged and abandoned, as was the Jody Fields #4-1 well, which was a wildcat oil well.

Majestic entered into a farm-out agreement with Mountain View Energy, Inc. (Mountain View Energy) on September 1, 2009, outlining parameters for Mountain View Energy to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, Montana at its sole cost, risk and expense.    In doing so, Mountain View Energy, would acquire 75% of the Working Interest, while Majestic would retain a 25% Working Interest in any well drilled in the 40-acre tract.

Accordingly, on September 9, 2009, drilling commenced on the Donovan #33-3 well located in the West Pondera Field, SWNWSE – Section 33-T27N-R4W, Teton County, Montana.  The well was successfully drilled and completed with an initial production of 15 barrels of oil per day with no water.   The producing interval is the Madison/Sun River Dolomite with 20 feet of pay from 2,125’ to 2,145’.

Due to the success of the Donovan #33-3, a second oil well was drilled in the West Pondera Field.  The Donovan #33-2 is located in the SENWSE - Section 33-T27N-R4W, Teton County, Montana.  This Donovan #33-3 oil well was successfully drilled and completed with initial production of 2 to 4 barrels of oil per day.  The two Donovan wells are currently in production status.

Majestic entered into a farm-out agreement with Altamont Oil and Gas, Inc. (Altamont), and subsequently with Hartford Energy, Inc., to conduct the re-entry of the Fields #14-34.  As per the farm-out agreement with Hartford Energy, Inc., the Company retained a 25% Working Interest in this well.  The Fields #14-34 is located in the Loneman Coulee Field, Pondera County, Montana and was completed as a Madison/Sun River oil well with initial production of 5 barrels of oil per day.

Based upon our Management's experience in the oil and natural gas industry and on recent events, including increasing global demand for energy and energy disruptions caused by natural disasters, we believe the trend in oil and gas prices will remain relatively stable or decrease slightly, but over the long-term are more likely to increase. We expect to generate positive net income from operations in the future, although our revenue and expenses will increase as we expand our drilling and ownership activities.  To-date in 2011, Majestic received a high of $2.15 per MCF and a low of $1.88 per MCF.  The price we receive for our production directly affects the amount of revenues we generate, which in turn affects Majestic’s liquidity and overall financial position.

RESULTS OF OPERATIONS

Three Months ended March 31, 2011 vs. Three Months ended March 31, 2010:

	Thee Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue	$8,213	$6,821
Expenses	$30,474	$26,327
Net Loss	$(22,261)	$(19,506)

Revenues for the Three Months ended March 31, 2011 were $8,213 compared to $6,821 for the Three Months ended March 31, 2010.  The increase in revenues is a result of oil sales from the Donovan Lease.  Oil sales were offset by a decrease in gas production and price per MCF between the two years.

Total expenses increased by $4,147 from $26,327 reported for the Three Months ended March 31, 2010 compared to $30,474 reported for the Three Months ended March 31, 2011. Of those expenses, Production (Lifting) Costs increased by an insignificant amount from $5,334 for the Three Months ended March 31, 2010 to $5,339 for the Three Months ended March 31, 2011. There was an increase in Selling, General & Administrative Expenses of $5,952 from $14,283 reported for the Three Months ended March 31, 2010 compared to $20,235 reported for the Three Months ended March 31, 2011. The increase is primarily attributed to professional fees, which comprised of an increase in accounting and auditing fees.  Depletion, Depreciation and Amortization decreased by $1,810 from $6,710 reported for the Three Months ended March 31, 2010 compared to $4,900 reported for the Three Months ended March 31, 2011.  This decrease is primarily attributed to the decrease in gas production volumes between the two periods.

Majestic showed a Net Loss of ($22,261) for the Three Months ended March 31, 2011. This compares to the Net Loss of ($19,506) for the Three Months ended March 31, 2010. The variance between the two years is directly related to the decrease in gas production volumes and an increase in selling, general, & administrative expense as discussed above. While it is the Company’s hope that production volumes increase as a result of its planned development and drilling program, Majestic’s revenues are subject to the volatility of oil and natural gas prices, which continue to fluctuate dramatically.

Majestic also plans to continue its pursuit of oil prospects in the Lake Frances Area, which if successful, could contribute to an increase in future revenues.  The price of crude oil also continues to fluctuate but not to the same extreme as the price of natural gas.  In spite of the fluctuations in the price of oil and natural gas, Management is still confident that we will build the Company through continued drilling of oil and natural gas prospects.

Ludwig State 36-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2011		2010
January	155.31	2.15	185.83	2.90
February	147.06	2.00	157.37	3.05
March	162.11	1.88	175.93	2.80

Boucher 27-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2011		2010
January	32.38	2.15	47.03	2.90
February	32.18	2.00	34.86	3.05
March	33.41	1.88	43.11	2.80

B. Ag #25-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2011		2010
January	26.20	2.15	35.00	2.90
February	22.60	2.00	28.40	3.05
March	24.00	1.88	32.80	2.80

Vandenbos #19-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2011		2010
January	217.59	2.15	348.15	2.90
February	196.97	2.00	277.20	3.05
March	220.28	1.88	305.66	2.80

Boucher #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2011		2010
January	132.00	2.15	199.50	2.90
February	123.75	2.00	148.25	3.05
March	139.25	1.88	168.00	2.80

Stoltz #18-1	Share of Production Volumes	Price Per MCF	Share of Production Volumes	Price Per MCF
	2011		2010
January	-	-	-	-
February	-	-	-	-
March	-	-	0.61	2.80

Donovan #33-3	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2011		2010
January	-	-	-	-
February	32.29	76.22	39.38	64.98
March	-	-	-	-

Donovan #33-2	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2011		2010
January	-	-	-	-
February	13.83	76.22	-	-
March	-	-	-	-

Fields #14-34	Share of Production Volumes	Price Per BBL	Share of Production Volumes	Price Per BBL
	2011		2010
January	-	-	-	-
February	-	-	-	-
March	-	-	-	-

Majestic’s Net Share of the production volumes from the Ludwig State #36-1, Boucher #27-1, B. Ag #25-1, Vandenbos #19-1, Boucher #18-1 and Stoltz #18-1 wells for the Three Months ended March 31, 2011 were 1,665 MCF compared to 2,188 MCF for the Three Months ended March 31, 2010. The production decrease is a result of natural decline in production over time.  The Company’s Net Share of production volumes from the Donovan Lease was 46.12 BBL and there were no sales during the period ending March 31, 2011 for the Jody Fields well.

Drilling Activity

The following table sets forth the results of our drilling activities during the Three Months ended March 31, 2011 and 2010:

	Drilling Activity
	Gross Wells			Net Wells
Three months ended March 31,	Total	Producing	Dry	Total	Producing	Dry
2011	0	0	0	0	0	0
2010	0	0	0	0	0	0

Net Production, Average Sales Price and Average Production Costs (Lifting

The table below sets forth the net quantities of oil and gas production (net of all royalties, overriding royalties and production due to others) attributable to the Company for the three months ended March 31, 2011 and 2010, and the average sales price, and average production costs (including depreciation, depletion and amortization, lease operating costs and all associated taxes) on a per unit of production basis:

Three months ended March 31,	2011	2010
Net Production:
Oil (Bbls)	46.12
Gas (Mcf)	1665.08		2,392.05

Average Sales Prices:
Oil (per Bbl)	$76.22	$
Gas (per Mcf)	$2.01		$2.47

Average Production Cost Per MCF	$5.27		$5.04

LIQUIDITY AND RESOURCE CAPITAL

We are still a development stage company. From our inception to March 31, 2011, we incurred an accumulated deficit of ($870,621). This deficit is primarily the result of approximately $300,000 in expenses associated with stock issuances during fiscal year ended December 31, 2002, and $421,000 in legal, accounting and filing fees incurred since inception associated with being a publicly traded company. As of March 31, 2011, we had $21,100 of current cash available. Our cash resources of $21,100 are not sufficient to satisfy our cash requirements over the next 12 months.

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

COMMITMENTS AND CONTINGENCIES

On July 1, 2004, Majestic entered into an operating agreement with Altamont, through which Altamont will operate the wells in which we have acquired a working interest. Our share of monthly operating costs will be deducted from our monthly share of production revenue.

Beginning in 2007, Majestic has acquired leases covering approximately 3,963 net acres of undeveloped land for the purpose of future oil and gas development. This acreage is located in Pondera County, Montana in the vicinity of the Williams and Lake Frances Gas Fields. These leases remain in good standing with the term of the leases being for periods of 3 or 5 years. Management considers the value of the properties to be as much or more than for what they were acquired.

Majestic entered into a farm-out agreement with Mountain View Energy on September 1, 2009, outlining parameters for Mountain View Energy to drill a test well in the NWSE-Section 33-T27N-R4W, Teton County, Montana at its sole cost, risk and expense.    In doing so, Mountain View Energy would acquire 75% of the Working Interest, while Majestic would retain a 25% Working Interest in any well drilled in the 40-acre tract. Further detail with respect to wells currently producing on the Donovan Lease can be found under Results of Operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at and as of March 31, 2011, our disclosure controls and procedures are effective.

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

MAJESTIC OIL & GAS, INC.

Date: May 16, 2011	By:	/s/ Patrick Montalban
[Authorized Officer/principal Executive Officer, Principal Financial Officer/ principal Financial Officer]

EXHIBIT INDEX

Exhibit	Item
31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general