Form 10-Q/A
period 2008-03-31
MAJESTIC OIL & GAS
filed 2017-01-05
CIK 1334741

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT TO

FORM 10-Q/A

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

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

This Quarterly Report on Form 10-Q is being amended to accurately reflect the non-shell status of the Company. The previous filing made on May 15, 2008, as amended November 12, 2008, inaccurately reflected the Company’s status as a shell corporation because the box reflecting shell status was incorrectly marked. Current management has confirmed with Patrick Montablan, the prior President/Chief Executive Officer, that the Company is not nor ever has been a shell corporation as that term is defined in Rule 230.405 of the Securities Act of 1933, as amended. As of the date of this Quarterly Report of March 31, 2008, the Company was operational and had current assets of $ 87,766 consisting of cash in the amount of $ 49,409 . The Company further had oil and gas properties valued at net $3 79.972 .

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	UNAUDITED
ASSETS
Cash and cash equivalents	$49,409	$77,329
Trade receivables	33,357	17,641
Deposit	5,000	-

Total Current Assets	87,766	94,970

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	325,051	325,051
Properties not subject to amortization	137,241	124,526
Less accumulated depletion, amortization and impairment	(82,500)	(68,800)

Net Oil and Gas Properties	379,792	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,870	2,080

Total Other Assets	1,870	2,080

Total Assets	$469,428	$477,827

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$9,777	$538
Production taxes and royalties payable	7,149	4,435

Total Current Liabilities	16,926	4,973

Asset retirement obligation	3,193	3,193

Total Liabilities	20,119	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value-Authorized Shares - 100,000,000 Issued & Outstanding: 7,508,000 shares	1,005,500	1,005,500
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(575,486)	(555,134)

Total Stockholders' Equity	449,309	469,661

Total Liabilities & Stockholders' Equity	$469,428	$477,827

MAJESTIC OIL & GAS, INC. (A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Inception
	Ended	Ended	(April 16, 2002)
	March 31,	March 31,	To March 31,
	2008	2007	2008
	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$33,357	$8,795	$329,954

PRODUCTION (LIFTING) COSTS	8,752	3,160	100,703
EXPLORATION EXPENSES	-	-	3,862
DEPLETION, DEPRECIATION AND AMORTIZATION	13,910	3,500	83,130

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	10,695	2,135	142,259

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	31,047	19,830	717,745

NET (LOSS)	$(20,352)	$(17,695)	$(575,486)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,508,000	6,240,000

Diluted potential shares - stock warrants	-	-

Adjusted weighted average shares	7,508,000	6,240,000

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

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 filed with previous filing.

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with previous filing.

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

MAJESTIC OIL & GAS, INC.

Date: December 27, 2016	By:	/s/ Phillip Malkemes
Phillip Malkemes
(Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Item

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 filed with previous filing.

32.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed with previous filing.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general.

