Form 10-Q/A
period 2008-06-30
MAJESTIC OIL & GAS
filed 2017-01-05
CIK 1334741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT TO

FORM 10-Q/A

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No ☒

As of August 8, 2008, there were 7,808,000 shares issued and outstanding of the registrant’s common stock.

This Quarterly Report on Form 10-Q is being amended to accurately reflect the non-shell status of the Company. The previous filing made on _______, 2008 inaccurately reflected the Company’s status as a shell corporation because the box reflecting shell status was incorrectly marked. Current management has confirmed with Patrick Montablan, the prior President/Chief Executive Officer, that t he Company is not nor ever has been a shell corporation as that term is defined in Rule 230.405 of the Securities Act of 1933, as amended. As of the date of this Quarterly Report of June 30, 2008, the Company was operational and had current assets of $225,886 consisting of cash in the amount of $178 , 589, The Company further had oil and gas properties valued at net $369,347.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2008	2007
	UNAUDITED

ASSETS
Cash and cash equivalents	$178,589	$77,329
Trade receivables	37,297	17,641
Deposit	10,000	-

Total Current Assets	225,886	94,970

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	325,702	325,051
Properties not subject to amortization	137,645	124,526
Less accumulated depletion, amortization and impairment	(94,000)	(68,800)

Net Oil and Gas Properties	369,347	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,660	2,080

Total Other Assets	1,660	2,080

Total Assets	$596,893	$477,827

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,883	$538
Production taxes and royalties payable	7,243	4,435

Total Current Liabilities	10,126	4,973

Asset retirement obligation	3,193	3,193

Total Liabilities	13,319	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value-Authorized Shares - 100,000,000
Issued & Outstanding: 7,808,000 shares at March 31, 2008; 7,508,000 at December 31, 2007	1,155,500	1,005,500
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(591,221)	(555,134)

Total Stockholders' Equity	583,574	469,661

Total Liabilities & Stockholders' Equity	$596,893	$477,827

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months	Inception (April 16,
	Ended	Ended	Ended	Ended	2002)
	June 30,	June 30,	June 30,	June 30,	To June 30,
	2008	2007	2008	2007	2008
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$37,297	$7,582	$70,654	$16,377	$367,250

PRODUCTION (LIFTING) COSTS	7,632	3,844	16,384	7,004	108,335
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION
AND AMORTIZATION	11,710	3,100	25,620	6,600	94,840

INCOME FROM OIL & GAS PRODUCING ACTIVITIES	17,955	638	28,650	2,773	160,213

SELLING, GENERAL & ADMINISTRATIVE EXPENSES	33,690	20,659	64,737	40,489	751,434

NET (LOSS)	$(15,735)	$(20,021)	$(36,087)	$(37,716)	$(591,221)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	7,597,011	6,251,470	7,552,751	6,251,470

Diluted potential shares - stock warrants	-	-	-	-

Adjusted weighted average shares	7,597,011	6,251,470	7,552,751	6,251,470

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					(Deficit)
					Accumulated
			Additional	Stock	During
	Common Stock		Paid In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

BEGINNING BALANCE, INCEPTION
(APRIL 16, 2002) TODECEMBER 31, 2004	-	$-	$-	$-	$-	$-
Common stock issued	6,240,000	624,000	-	-	-	624,000
Net (loss)	-	-	-	-	(346,422)	(346,422)

BALANCE, DECEMBER 31, 2004	6,240,000	624,000	-	-	(346,422)	277,578
Common stock issued	-	-	-	-	-	-
Net income	-	-	-	-	66,381	66,381

BALANCE, DECEMBER 31, 2005	6,240,000	624,000	-	-	(280,041)	343,959
Common stock issued	-	-	-	-	-	-
Net (loss)	-	-	-	-	(20,068)	(20,068)

BALANCE, DECEMBER 31, 2006	6,240,000	624,000	-	-	(300,109)	323,891

Common stock issued for services	330,000	147,000	-	-	-	147,000
Common stock warrants exercised	938,000	234,500	-	(2,000)	-	232,500
Common stock options issued	-	-	21,295	-	-	21,295
Net (loss)	-	-	-	-	(255,025)	(255,025)

BALANCE, DECEMBER 31, 2007	7,508,000	1,005,500	21,295	(2,000)	(555,134)	469,661

Common stock issued	300,000	150,000	-	-	-	150,000

Net (loss) for the six months ended June 30, 2008 (UNAUDITED)	-	-	-	-	(36,087)	(36,087)

BALANCE, JUNE 30, 2008	7,808,000	$1,155,500	$21,295	$(2,000)	$(591,221)	$583,574

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Six Months	Six Months	(April 16, 2002)
	Ended	Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008
	UNAUDITED	UNAUDITED	UNAUDITED

OPERATING ACTIVITIES
Net (loss)	$(36,087)	$(37,716)	$(591,221)
Changes and credits to net (loss) not affecting cash
Depletion and amortization	25,620	6,600	94,840
Organizational expenses paid with stock	-	-	300,000
Legal fees paid with stock	-	-	172,000
Stock compensation expense	-	-	21,295
Changes in assets and liabilities
Trade receivables	(19,656)	863	(37,297)
Deposits	(10,000)	-	(10,000)
Production taxes and royalties payable	2,808	(9,702)	7,243
Accounts payable	2,345	7,327	2,883

NET CASH FROM (USED FOR)OPERATING ACTIVITIES	(34,970)	(32,628)	(40,257)

INVESTING ACTIVITIES
Website development	-	(2,500)	(2,500)
Additions to oil and gas properties	(13,770)	(47,088)	(300,154)

NET CASH (USED FOR) INVESTINGACTIVITIES	(13,770)	(49,588)	(302,654)

FINANCING ACTIVITIES
Proceeds from sale of common stock	150,000	33,000	150,000
Proceeds from exercise of warrants	-	-	371,500

NET CASH PROVIDED BY FINANCINGACTIVITIES	150,000	33,000	521,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	101,260	(49,216)	178,589

CASH AND CASH EQUIVALENTS ATBEGINNING OF PERIOD	77,329	189,304	-

CASH AND CASH EQUIVALENTS ATEND OF PERIOD	$178,589	$140,088	$178,589

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

We believed that Section 4(2) of the Securities Act was available because:

•	The issuance did not involve underwriters, underwriting discounts or commissions.
•	Restrictive legends were placed on all certificates issued as described above.
•	The issuance did not involve general solicitation or advertising.
•	The issuance was made solely to Accredited Investors (as defined in Section 501(a) of the Securities Act).

(b)	Use of Proceeds.

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
______________

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

_____________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general

