Form 10-Q/A
period 2008-09-30
MAJESTIC OIL & GAS
filed 2017-01-05
CIK 1334741

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

This Quarterly Report on Form 10-Q is being amended to accurately reflect the non-shell status of the Company. The previous filing made on November 14, 2008 inaccurately reflected the Company’s status as a shell corporation because the box reflecting shell status was incorrectly marked. Current management has confirmed with Patrick Montablan, the prior President/Chief Executive Officer, that the Company is not nor ever has been a shell corporation as that term is defined in Rule 230.405 of the Securities Act of 1933, as amended. As of the date of this Quarterly Report of September 30, 2008, the Company was operational and had current assets of $ 184,930 consisting of cash in the amount of $1 36,827 . The Company further had oil and gas properties valued at net $ 404,724 .

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2008	2007
	UNAUDITED

ASSETS
Cash and cash equivalents	$136,827	$77,329
Trade receivables	38,103	17,641
Deposit	10,000	-

Total Current Assets	184,930	94,970

OIL AND GAS PROPERTIES
Oil and gas properties, using the full cost method of accounting:
Properties being amortized	379,941	325,051
Properties not subject to amortization	138,383	124,526
Less accumulated depletion, amortization and impairment	(113,600)	(68,800)

Net Oil and Gas Properties	404,724	380,777

OTHER ASSETS
Website development costs (less accumulated amortization)	1,450	2,080

Total Other Assets	1,450	2,080

Total Assets	$591,104	$477,827

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,923	$538
Production taxes and royalties payable	7,413	4,435

Total Current Liabilities	10,336	4,973

Asset retirement obligation	3,193	3,193

Total Liabilities	13,529	8,166

STOCKHOLDERS' EQUITY
Common stock, no par value- Authorized Shares - 100,000,000 Issued & Outstanding: 7,808,000 shares at September 30, 2008; 7,508,000 at December 31, 2007	1,155,500	1,005,500
Additional paid in capital	21,295	21,295
Stock subscription receivable	(2,000)	(2,000)
(Deficit) accumulated during the development stage	(597,220)	(555,134)

Total Stockholders' Equity	577,575	469,661

Total Liabilities & Stockholders' Equity	$591,104	$477,827

MAJESTIC OIL & GAS, INC. (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Inception (April 16, 2002)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED	UNAUDITED

REVENUE	$38,103	$5,515	$108,757	$21,893	$405,353

PRODUCTION (LIFTING) COSTS	9,117	1,790	25,501	7,291	117,452
EXPLORATION EXPENSES	-	-	-	-	3,862
DEPLETION, DEPRECIATION
AND AMORTIZATION	19,810	2,810	45,430	9,410	114,650

INCOME FROM OIL & GAS
PRODUCING ACTIVITIES	9,176	915	37,826	5,192	169,389

SELLING, GENERAL &
ADMINISTRATIVE EXPENSES	15,175	38,487	79,912	80,479	766,609

NET (LOSS)	$(5,999)	$(37,572)	$(42,086)	$(75,287)	$(597,220)

EARNINGS PER SHARE

Net Income, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	7,638,769	6,472,500	7,638,769	6,325,956
Diluted potential shares - stock warrants	-	-	-	-

Adjusted weighted average shares	7,638,769	6,472,500	7,638,769	6,325,956

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

